Form 10-K
period 2026-03-31
HIVE Digital Technologies Ltd.
filed 2026-06-02
CIK 1720424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-40398

HIVE DIGITAL TECHNOLOGIES LTD.

(Exact name of registrant as specified on its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization) Suite 128, 7900 Callaghan Road San Antonio, Texas (Address of Principal Executive Offices)	98-1831411 (I.R.S. Employer Identification Number) 78229 (zip code)

604-664-1078

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HIVE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error or previously issued financial statements.          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $950,740,231..

As of May 25, 2026, the registrant had 267,430,821 of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, such information will be included in an amendment to this Annual Report on Form 10 K to be filed within such 120-day period.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute "forward looking statements" or "forward looking information" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933 (as amended, the "Securities Act"), Section 21E of the U.S. Securities Exchange Act of 1934 (as amended, the "Exchange Act") and forward-looking information within the meaning of applicable Canadian securities legislation (collectively, "forward-looking statements"). Such forward-looking statements include, but are not limited to, statements under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and the plans and objectives of management for future operations, statements about our objectives, plans, goals, aspirations, strategies, financial condition, results of operations, cash flows, performance, prospects, opportunities, and statements regarding legal and regulatory matters.

All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved.

Forward-looking information and statements are based on the then current expectations, beliefs, assumptions, estimates and forecasts about the Company's business and the industry and markets in which it operates. Forward-looking information and statements are made based upon numerous assumptions. Although the assumptions made by the Company in providing forward looking information or making forward looking statements are considered reasonable by management at the time, there can be no assurance that such assumptions will prove to be accurate.

Forward-looking information and statements also involve known and unknown risks and uncertainties and other factors, which may cause actual results, performances and achievements of the Company to differ materially from any projections of results, performances and achievements of the Company expressed or implied by such forward-looking information or statements. Although the Company has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking information or statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. Therefore, these forward-looking statements do not represent our views as of any date other than the date of this Annual Report on Form 10-K. The Company does not undertake to update or reissue forward looking information as a result of new information or events except as required by applicable law.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this Annual Report on Form 10-K, some of which are commonly used in the data center, digital infrastructure, and cryptocurrency mining industries:

2026 Annual General Meeting of Shareholders	Means the annual general meeting of shareholders of the Company to be held during our fiscal year ended March 31, 2027.

2026 Proxy Statement	Means the definitive proxy statement for our 2026 Annual General Meeting

AI	Means artificial intelligence.

Amended October 2024 ATM Equity Program	Means the Company's at-the-market offering of common stock conducted pursuant to an amended and restated equity distribution agreement dated May 14, 2025 between the Company and Keefe, Bruyette & Woods, Inc., Stifel Nicolaus Canada Inc., Canaccord Genuity LLC, Canaccord Genuity Corp., Roth Canada, Inc., B. Riley Securities, Inc., and Northland Securities, Inc.

ANDE	Refers to the Administración Nacional de Electricidad ("ANDE"), Paraguay's state-owned utility responsible for the generation, transmission, and distribution of electricity nationwide.

ARR

The term ARR refers to the Company’s run rate revenue calculated on an annualized basis. As context dictates, the Company calculates ARR by: (i) multiplying the revenue realized per week times 52 weeks per year, (ii) multiplying the realized revenue per day times 365 days per year, or (iii) multiplying the  per quarter times four quarters per year. For more information regarding how we calculate and use ARR, see Item 7-Managements Discussion and Analysis of Financial Conditions and Results of Operations.

ASIC

Means application-specific integrated circuit, a microchip designed for a special application, such as a particular kind of transmission protocol or a hand-held computer. In the context of digital currency mining, ASICs have been designed to solve specific hashing algorithms efficiently, including for Bitcoin mining.

August 2023 ATM Equity Program

Means the Company's at-the-market offering of common stock conducted pursuant to an amended and restated equity distribution agreement between the Company, Stifel GMP, Canaccord Genuity Corp., and Canaccord Genuity LLC dated August 17, 2023.

Bank Frick	Means Bank Frick & Co. AG., our third-party digital asset storage provider that is headquartered in Lichenstein.

Bare metal

The term "bare metal" refers to instances where a user rents a physical machine from our facility that is not shared with any other tenants.  Bare metal servers provide the high-performance capabilities of dedicated hardware combined with the flexibility and scalability of a cloud service.

BCBCA	The Business Corporations Act (British Columbia), including the regulations made thereunder, in each case as now in effect and as may be amended or replaced from time to time.

BCSC	British Columbia Securities Commission.

Bikupa	Means Bikupa Datacenter AB.

Bikupa 2 or Bikupa Datacenter 2	Means Bikupa Datacenter 2 AB.

Bitcoin or BTC

Bitcoin refers to the native token of the Bitcoin Network which utilizes the SHA-256 algorithm. Bitcoin is a peer-to-peer payment system and the digital currency of the same name which uses open source cryptography to control the creation and transfer of such digital currency.

Bitcoin Network	The network of computers running the software protocol underlying Bitcoin and which network maintains the database of Bitcoin ownership and facilitates the transfer of Bitcoin among parties.

Bitmain	Bitmain Technologies Ltd., a leading supplier of ASIC hardware (under the brand name Antminer) which designs and manufacturers high performance computing chips and software.

Blockchain

An immutable, decentralized transaction ledger which records transactions, such as financial transactions in cryptocurrency, in chronological order. Bitcoin and Ethereum are examples of well-known and widely distributed blockchains.

Boden Tech	Means Boden Technologies AB.

BuzzMiners

A Bitcoin mining system developed by HIVE, using the Intel BlockScale ASIC, manufactured by an original design manufacturer ("ODM") which HIVE engaged, using aspects of the Intel Reference Design, with various improvements and optimizations and features implemented by HIVE (and unique to HIVE's BuzzMiner) including custom application programming interface ("API") calls, a software layer, operating modes at different ASIC frequencies, allowing HIVE to mine from 110 TeraHash per second ("TH/s") to 130 TH/s at different efficiencies, along with demand response functionality.

°C	Degrees centigrade.

CAD$	Canadian Dollar.

Coincover	Means Digital Asset Services Ltd.

Common Shares or HIVE Shares	The Company's shares of common stock, without par value.

Company or HIVE	HIVE Digital Technologies Ltd. (formerly "HIVE Blockchain Technologies Ltd.").

Computershare	Computershare Investor Services Inc.

DDoS	Means distributed denial-of-service, a type of cyber-attack characterized by multiple perpetrators against a single host, with the intention of disrupting or disabling the services of the host.

EH/s	Exahashes per second. A unit of measurement equal to one quintillion (10¹⁸) hashes per second, used to measure the computational power (hashrate) applied to Bitcoin Mining.

Exchangeable Notes or the Notes	The 0% Senior Notes due 2031 issued by HIVE Bermuda 2026 Ltd. and fully guaranteed by the Company.

FFPS	FFPS, also referred to as Full Pay-Per-Share is a Bitcoin mining reward model where miners receive a fixed payout for each share submitted, covering both block rewards and transaction fees. The mining pool assumes the risk of block variability and pays miners regardless of actual block discovery, offering predictable earnings.

Fireblocks	Means Fireblocks LLC, our third-party digital asset storage provider that is headquartered in New York.

Fiscal 2023	The fiscal year ended March 31, 2023.

Fiscal 2024	The fiscal year ended March 31, 2024.

Fiscal 2025	The fiscal year ended March 31, 2025.

Fiscal 2026	The fiscal year ended March 31, 2026.

GH/s	Gigahashes per second.

GPU	Means graphics processing unit, a programmable logic chip (processor) specialized for display functions and effective at solving digital currency hashing algorithms.

GPU Atlantic	Means GPU Atlantic Inc.

GPU One	Means GPU.One Holding Inc.

Hash	Means the output of a hash function, i.e. the output of the fundamental mathematical computation of a particular cryptocurrency's computer code which miners execute, and "Gigahash" and "Petahash" mean, respectively, 1x109 Hashes and 1x1015 Hashes.

HPC	Means high-performance computing

Hashprice	Hashprice refers to the daily revenue Bitcoin miners can expect to earn per unit of computational power and is typically measured in dollars per TeraHash per second per day ($/TH/s/day).

Hashrate	Hashrate is a measure of mining power whereby the expected income from mining is directly proportional to a miners hashrate normalized by the total hashrate of the network.

HIVE or the Company	Means HIVE Digital Technologies Ltd.

HIVE Atlantic	Means HIVE Atlantic Datacentres Ltd.

HIVE Bermuda	Means HIVE Bermuda 2026 Ltd.

HIVE Boden 2 Facility	Means the facility located on Hydrogränd 3 in Boden, Sweden, acquired on November 29, 2023.

HIVE Facilities	Means the HIVE Boden 2 Facility, Hive Sweden Robertsfors Facility, Hive Notviken Facility, HIVE Iceland Facility, the HIVE Lachute Facility, the New Brunswick Facility, the HIVE Sweden Bikupa Facility, the HIVE Paraguay Facilities and other facilities the Company may have operations in from time to time.

HIVE Iceland Facility	Means the leased facility located in Iceland, leased from atNorth, and retired on January 3, 2024.

HIVE Lachute Facility	Means the leased facility located in Québec, Canada, originally acquired in April 2020 from Cryptologic.

HIVE New Brunswick Facility	Means the facility located in New Brunswick, Canada, originally acquired from GPU One through the purchase of GPU Atlantic in April 2021.

HIVE Sweden Boden Facility	Means the leased facility located in Boden, Sweden.

HIVE Sweden Robertsfors Facility	Means the leased facility located in Robertsfors, Sweden.

HIVE Paraguay Valenzuela Facility	Means the facility located in Valenzuela, Paraguay.

HIVE Paraguay Yguazú Facility	Means the facility located in Yguazú, Paraguay, originally acquired from Bitfarms Ltd. on March 18, 2025.

HIVE Toronto Facility	Means the facility located on Toronto, Ontario Canada acquired by HIVE in September, 2025.

Indenture	Means the Indenture by and among HIVE, HIVE Bermuda, and U.S. Bank National Association, as Trustee governing the Exchangeable Notes.

J/TH	Joules per terahash (a common industry measure of electrical efficiency in an ASIC).

May 2023 ATM Equity Program	Means the Company's at-the-market offering of Common Stock conducted pursuant to the equity distribution agreement between the Company and Stifel GMP and Canaccord Genuity Corp. dated May 10, 2023.

MicroBT	MicroBT, a leading supplier of ASIC hardware (under the brand name Whatsminer), which specializes in blockchain and artificial intelligence.

Mining	Mining refers to the provision of computing capacity to secure a distributed network by creating, verifying, publishing and propagating blocks in the blockchain in exchange for rewards and fees denominated in the native token of that network (i.e. Bitcoin or Ethereum, as applicable).
MW	Megawatts.

NASDAQ	Means the Nasdaq's Capital Markets Exchange.

Network Difficulty	Means a measure of how difficult it is to find a Hash below a given target.

NI 51-102	National Instrument 51-102 - Continuous Disclosure Obligations.

NI 52-110	National Instrument 52-110 - Audit Committees.

Nord Pool	Means Nord Pool AS, who runs the leading power market in Europe, and offers day-ahead and intraday markets to is customers.

November 2025 ATM Equity Program	Means the Company's at-the-market offering of the Common Stock conducted pursuant to an equity distribution agreement dated November 25, 2025 between the Company and Keefe, Bruyette & Woods, Inc., Stifel Nicolaus Canada Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Canaccord Genuity Corp., Roth Capital Partners LLC, Roth Canada, Inc., B. Riley Securities, Inc., Northland Securities, Inc. and Rosenblatt Securities Inc.

October 2024 ATM Equity Program	Means the Company's at-the-market offering of the Common Stock conducted pursuant to an amended and restated equity distribution agreement dated October 3, 2024, between the Company and Stifel, Nicolaus & Company, Incorporated, Stifel Nicolaus Canada Inc., Canaccord Genuity LLC, Canaccord Genuity Corp., Roth Canada, Inc., B. Riley Securities, Inc., and Northland Securities, Inc.

OnZero	BBG Holdings GmbH (formerly "Blockbase Consulting GmbH").

Option Share	Common Share issuable upon exercise of a Stock Option in accordance with the Stock Option Plan.

PH/s	Petahash per second.

Proof of Work	Under proof of work, consensus miners performing computational work on the network update the ledger; miners are incentivized to protect the network and put forth valid transactions because they must invest in hardware and electricity for the opportunity to mine coins on the network. The success of a miner's business relies on the value of the currency remaining above the cost to create a coin.

PSU	Means a computer power supply unit.

RSU	Restricted share unit granted under the Company's RSU Plan.

RSU Plan	The Company's RSU plan, first approved for adoption by the by the Board of Directors on October 17, 2018 and re-approved by Shareholders most recently at the Company's Annual General and Special Meeting on March 5, 2026, which reserves HIVE Shares for issuance under the RSU Plan equal to a maximum of 10% of the issued and outstanding HIVE Shares from time to time for issue pursuant to the RSU Plan, subject to the combination of all share compensation arrangements of the Company, including the RSU Plan and the Stock Option Plan, will not exceed 10% of the issued and outstanding HIVE Shares.

SEK	Means the Swedish Krona.

SHA -256	SHA-256 is a cryptographic Hash algorithm. SHA-256 generates an almost-unique 256-bit (32-byte) signature for a text. The most well-known cryptocurrencies that utilize the SHA-256 algorithm are Bitcoin and Bitcoin cash.

Shareholders	The holders of HIVE Shares.

Stock Option	Option to purchase HIVE Shares granted under the Company's Stock Option Plan.

Stock Option Plan or Option Plan	The Company's rolling Stock Option plan, dated July 10, 2017, which reserves options exercisable into HIVE Shares equal to a maximum of 10% of the issued and outstanding HIVE Shares from time to time for issue pursuant to the Stock Option Plan, subject to the combination of all share compensation arrangements of the Company, including the RSU Plan and the Stock Option Plan, will not exceed 10% of the issued and outstanding HIVE Shares.

Surplus Energy	Has the meaning given to it under the heading "DESCRIPTION OF THE BUSINESS - Description of the Business - The HIVE New Brunswick Facility."

Tier-I Data Facility or Tier-I Data Center	A Tier-I data center has a single path for power and cooling and few, if any, redundant and backup components. It has an expected uptime of 99.671% (28.8 hours of downtime annually).

Tier-III Data Facility	A Tier-III data facility is a concurrently maintainable facility with multiple active power and cooling paths, allowing for planned maintenance without downtime. Such facilities feature "N+1 redundancy," meaning they maintain backup components to handle failures or maintenance, and guarantee uptime of 99.982% (1.6 hours of downtime annually).

U.S. GAAP	Means U.S. Generally Accepted Accounting Principles.

U.S. Global	Means U.S. Global Investors Inc.

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report on Form 10-K.

Risks Related to our Business and Operations

  Energy costs in the regions where we operate may increase;
  Prolonged power outages or disruptions in the power supply may adversely affect our business, operations and financial condition;
  Our development and growth of new projects are subject to risks that could cause delays or increased costs, and could adversely affect our business;
  Server malfunctions or failures could harm our business;
  Risk of physical security breach or theft;
  We may be unable to obtain adequate insurance coverage;
  Hazards associated with high-voltage electricity transmission and industrial operations may result in suspension of our operations or the imposition of civil or criminal penalties;
  Future profits/losses and production revenues/expenses;
  Substantial costs to maintain and upgrade our hardware over time and to grow our business
  Our reliance on third-party suppliers could adversely affect our operations;
  Increasing scrutiny of our environmental, social and governance ("ESG") practices and the impacts of climate change could increase our operating costs, divert management attention from our strategic goals, and adversely affect our business;

  Cybersecurity threats and hacking attacks could compromise our systems and data, resulting in material adverse effects on our business, financial condition, and results of operations;
  Our business is highly dependent on a small number of equipment suppliers. If we are unable to procure the required equipment to maintain and grow our business, our expansion plans, business, financial performance, financial condition and results of operations;

Risks Related to ASIC Compute

  Regulatory changes or actions may alter the nature of an investment in the company or restrict the use of cryptocurrencies in a manner that adversely affects the company's operations;
  The value of cryptocurrencies may be subject to volatility and momentum pricing risk;
  Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure;
  Our reliance on third-party mining pool service providers may have a negative impact on our business;
  Possibility of less frequent or cessation of monetization of cryptocurrencies;
  Cryptocurrency network difficulty and impact of increased global computing power;
  Banks may not provide banking services, or may cut off banking services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment;
  The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain;
  Quantum computing may compromise cryptographic security underlying blockchain networks;
  The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate;
  The company may be required to sell its inventory of cryptocurrency to pay suppliers;
  The company's operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies;
  The company's Bitcoin may be subject to loss, theft or restriction on access;
  Bitcoin transactions are generally irreversible. If  our Bitcoin is stolen, lost, or incorrectly transferred may be irretrievable, and we may limited or no effective means of recovery;
  If for solving blocks and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations;
  Transactional fees and demand for bitcoin;
  The 2028 bitcoin halving may adversely affect the company's profitability;
  Forks in the bitcoin network may occur in the future, which may affect the value of bitcoin held by us;
  Bitcoin is a form of technology which may become redundant or obsolete in the future.

Risks Related to HPC businesses

  Our ability to identify suitable locations and regulatory constraints could adversely impact our development pipeline, expansion strategy, and results of operations;
  The HPC market is highly competitive, and we face established competitors who may have more resources;
  Our HPC business may not be profitable;
  The Teaming Agreement with Bell Canada Inc. is a framework for collaboration and business development opportunities and does not guarantee future customer volumes, revenues or deployments;
  Our expansion into HPC may divert resources from our core Bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity;

• Our expansion into AI and HPC infrastructure is highly capital intensive, and there can be no assurance we will be able to obtain financing on favorable terms, or at all;

• The GPU compute market is rapidly evolving and volatile. If we are unable to adapt to changing market conditions, our business, operations and financial condition may be adversely affected;

• The Company may enter into long-term infrastructure or financing commitments in anticipation of future customer demand. If customer contracts are delayed, reduced, terminated, not renewed, or if counterparties fail to perform their obligations, the Company's revenues, cash flows, and growth strategy could be materially adversely affected;

• The regulatory landscape surrounding the HPC and AI industries is rapidly evolving and may limit our ability to continue to grow our HPC business.

General Risk Factors

  Future capital needs, uncertainty of additional financing and dilution;
  Management of growth;
  Additional funding requirements and dilution;
  Loss of key employees & contractors, or an inability to attract and retain personnel, may harm our business;
  Global financial conditions;
  Pandemics;
  Conflicts of interest;
  Liquid market for securities;
  We do not intend to pay dividends in the foreseeable future;
  Interest rate risk;
  Currency exchange risk;

  The market price for our common shares may be volatile and subject to wide fluctuations, which could have a negative impact on our shareholders;
  Common shares issuable upon exchange of the Exchangeable Notes may dilute the ownership interest of our shareholders or may adversely affect the market price of our common shares;
  We may be unable to raise the funds necessary to repurchase the Exchangeable Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the exchangeable notes;
  The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial takeover attempt of the company;
  The Capped Call transactions may affect the trading of the Exchangeable Notes and the market price of our common shares;
  We are subject to counterparty risk with respect to the capped call transactions.
  We face risks associated with our current indebtedness, and our failure to service debt or remain in compliance with certain covenants may have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Certain Regulatory Compliance and Other Legal Matters

  As we continue to expand, our obligations to comply with the laws, rules, regulations and policies across a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by Canadian, U.S. And non-US. Regulators and governmental authorities;
  Energy tariffs in Paraguay;
  The application of the U.S. Commodity Exchange Act, as amended (the "CEA") and the regulations promulgated thereunder by the U.S. Commodity futures trading commission ("CFTC") to our business is unclear and is subject to change in a manner that is difficult to predict;
  We are involved in legal proceedings from time to time, which could adversely affect us;
  Regulatory changes reclassifying Bitcoin as a security could lead to the Company being classified as an "investment company" under the Investment Company Act of 1940 (the "1940 Act") and could adversely affect the market price of Bitcoin and the market price of our listed securities;
  The ability of shareholders to bring actions or enforce judgments against us or our directors and executive officers may be limited;
  Imposition of U.S. Tariffs;
  We are subject to extensive environmental regulation, and failure to comply with environmental laws or changes in such laws could result in significant liabilities and have a material adverse effect on our business;
  Costs related to reporting requirements applicable to U.S. domestic issuers;
  The regulatory and legislative developments related to climate change may materially adversely affect our brand, reputation, business, results of operations and financial position;

  The rapidly evolving and uncertain regulatory landscape for cryptocurrencies exposes us to legal risks, compliance costs, and potential business disruptions;

Risks Related to Taxation

  General tax consequences related to owning our Common Shares;
  Passive foreign investment company regulations could affect US Shareholders;
  Risk of potential adverse U.S. Federal income tax consequences to 10% or greater United States shareholders;
  Transfer pricing; and
  An adverse tax decision in respect of our Swedish subsidiaries may have an adverse  on our business, operations and financial condition.
  We may be subject to tax audits by regulators such as the Canada Revenue Agency (the "CRA"), which administers the federal goods and services tax and harmonized provincial sales tax ("GST/HST") and Revenu Québec (which administers the Quebec provincial sales tax, or "QST"). Any adverse determination may result in negatively affect our business, financial conditions and results of operations.

PART I

Item 1. Business

As used in this Annual Report, the terms "we," "us," "our," the "Company," the "Corporation" or "HIVE" means HIVE Digital Technologies Ltd. and its consolidated subsidiaries, unless otherwise indicated.

Overview

HIVE Digital Technologies Ltd. is a sustainable-energy focused digital infrastructure company. Our business model consists of using cash-flow generated from our established hashrate services business to support our ongoing AI and HPC business expansion that is primarily being undertaken through our subsidiary, BUZZ High Performance Computing Inc. ("BUZZ" or "BUZZ HPC"). The Company leverages its existing footprint of  Tier-I data centers, initially optimized for energy-efficient mining, to secure low-cost power, grid access, and operational scale, then incrementally upgrades these assets to  Tier-III, enterprise-grade AI infrastructure capable of supporting high-density GPU workloads, liquid cooling, and mission-critical uptime. Through BUZZ HPC, HIVE is positioning itself as a sovereign AI provider, offering domestically controlled, regulation-aligned compute infrastructure tailored to governments, enterprises, and research institutions, particularly in Canada. Its geographic strategy focuses on energy-advantaged regions such as Canada, Sweden, and Paraguay, where abundant, low-cost renewable power enables both immediate monetization and long-term scalability. By converting energy access into increasingly valuable compute capacity, HIVE is transitioning from a traditional hashrate service provider into a vertically integrated, capital-efficient AI infrastructure platform aligned with global trends in AI demand, data localization, and power-constrained data center development.

HIVE Digital Technologies Ltd. is a growth-oriented company listed on the Toronto Stock Exchange, the Nasdaq Capital Markets Exchange, and on the Colombian Stock Exchange.  Our primary business is owning and/or operating data centers, which support a combination of GPUs for HPC and AI services for producing, selling and/or exporting AI tokens, data center management services,  and ASICs for producing and exporting hashrate. We operate across five countries, with approximately 464.4 MW of capacity. Our mission is to build durable digital infrastructure powered by renewable energy.

The Company was incorporated in the Province of British Columbia on June 24, 1987 under the Business Corporations Act (British Columbia) under the name "Carmelita Petroleum Limited". The Company changed its name first on September 26, 1996, to "Carmelita Resources Limited", then on July 4, 2000, to "Pierre Enterprises Ltd.", then on February 1, 2011, to "Leeta Gold Corp.", then on September 15, 2017, to "HIVE Blockchain Technologies Ltd." and finally on July 12, 2023, to "HIVE Digital Technologies Ltd."

The table below lists the principal subsidiaries (1) of the Company as of the date hereof.

Name	Jurisdiction	Assets Held
HIVE Blockchain Switzerland AG	Switzerland	Cryptocurrency inventory
HIVE Digital Data Ltd.	Bermuda	Cryptocurrency inventory
Bikupa Datacenter AB	Sweden	Computer equipment
Bikupa Datacenter 2 AB	Sweden	Computer equipment
Bikupa Real Estate AB	Sweden	Real estate
W3X S.A.	Paraguay	Substation, land, buildings, and computer equipment
ZUNZ S.A.	Paraguay	Substation, land, buildings, and computer equipment
9376-9974 Québec Inc.	Québec	Computer equipment
HIVE Atlantic Datacentres Ltd.	New Brunswick	50 MW substation, 30 MW substation, land, buildings, and computer equipment
BUZZ Performance Computing Ltd.	Bermuda	HPC software products
HIVE Performance Cloud Inc.	Canada	Computer equipment

(1) For more information regarding subsidiaries of the Company, please see Exhibit 21.1-List of Subsidiaries included with this Annual Report.

Lines of Business

Summary

The Company operates in two segments: (a) the provision of data server facilities for the purposes of generating computational power, namely Hashrate which can be sold to mining pools or used in support of validating transactions on the Bitcoin network and (b) the provision of HPC data centers which can be used by customers for artificial intelligence and graphics rendering, among other things. The Company owns and leases predominantly green-energy-powered data center facilities in Canada, Sweden, and Paraguay and its computational power at each of these sites. The Company sells computational power to various third-party aggregators, including mining pools, enterprises supported by AI, and other miscellaneous data center applications. HIVE endeavors to position itself as a large-scale provisioner of computational power, diversified in applications and across jurisdictions, powered by renewable energy and operating an efficient corporate structure to minimize costs. The Company is in the process of diversifying its business by utilizing its fleet of GPU-based cards to build systems that can provide computational power on a large scale. In addition, the Company intends to branch out into the rental of GPU server nodes and clusters via marketplaces and is exploring the development of a new service to be known as BUZZ Cloud. This cloud service is intended to offer to users a selection of options to access computing resources ranging from a virtual instance of a single GPU to a bare-metal server equipped with up to 10 GPUs to clusters of multiple servers.

Bitcoin Overview

Bitcoin is a form of encrypted and decentralized digital currency, transferred directly between peers across the internet, with transactions being settled, confirmed, and recorded in a distributed public ledger by a process known as "mining". Miners operate specialized hardware, known as Bitcoin mining rigs or application-specific integrated circuits ("ASICs"), and compete to solve new blocks. A miner that verifies and solves a new block is awarded newly-generated Bitcoin, in an amount that is usually proportional to the miner's contributed hashrate or work (plus a small transaction fee) as an incentive to invest their computer power, as mining is critical to the continuing functioning and security of the cryptocurrency network. The difficulty of the proof-of-work puzzles is automatically adjusted so that a new block is mined on a specified basis, adapting as the total mining power active on the network increases over time.

The vast majority of mining is now undertaken by mining pools, whereby miners sell their hashpower power to a pool, which assumes the risk of mining, and provides the hashrate vendors (such as HIVE) with stable payment for their hashrate sales. Mining pools became popular when mining difficulty and block time increased. While the rewards for successfully solving a block become considerably lower in the case of pooling, rewards are earned on a far more consistent basis, thereby reducing the risk to pool operators and for miners with smaller computational power.

Platform service providers

The Company’s Bitcoin is held in segregated, secure storage wallets, maintained by Fireblocks and Bank Frick (collectively, the "Platform service providers"), leading providers of crypto asset secure storage and management.. Fireblocks and Bank Frick are responsible only for providing secure storage for our cryptocurrency assets. Neither Bank Frick or Fireblocks uses a sub-custodian and neither is a related party of the Company. Bank Frick is regulated by the Liechtenstein financial market authority and is the foreign equivalent of a Canadian financial institution (as that term is defined in National Instrument 45-106 – Prospectus Exemption). The Company is not aware of anything with regards to the Platform service providers’ operations that would adversely affect the Company’s ability to obtain an unqualified audit opinion on its audited financial statements. As of March 31, 2026, the percentages of the Company’s assets held with Bank Frick was approximately 11% and 89% was maintained by Fireblocks which represented over 98% of the Company’s entire digital currency assets, with a market value of approximately $10.8 million.

It routinely reviews and verifies its asset balances on public blockchain explorers. In order to monitor Fireblocks, , the Company relies on system and organization controls provided by a SOC 2 Type II report, undertaken by an independent audit firm. Management of the Company is not aware of any security breaches or other similar incidents involving either of the Custodians which resulted in lost or stolen cryptocurrency assets. In the event of an insolvency or bankruptcy of the Custodians, the Company would write off as losses any unrecoverable cryptocurrency assets.

High-performance Computing

On July 12, 2023, the Company changed its name from HIVE Blockchain Technologies Ltd. to HIVE Digital Technologies Ltd.  The change represents HIVE's evolving focus on revenue opportunities made possible by HIVE's large inventory of Nvidia Graphics Processing Unit ("GPU") cards in combination with emerging technologies, including AI, machine learning, advanced data analysis and HPC.

HIVE maintains a strong presence in the Bitcoin ecosystem through the generation and sale of its hashrate as a service; however, going forward, HIVE intends to diversify its business by utilizing its Nvidia GPU-based cards to build HPC clusters with Super Micro Computer, Inc. ("Supermicro") and Dell Inc. ("Dell") servers, which can provide computational power at a scale particularly useful for AI compute applications. In addition, the Company is branching out into the rental of GPU server clusters via marketplace aggregators and direct contracts and is developing new cloud service offerings.  This cloud service is designed to offer to users a selection of options to access computing resources ranging from a virtual instance of a single GPU, to a "bare metal" server equipped with clusters of multiple GPU servers.  The term "bare metal" refers to instances where a user rents a physical machine from our facility that is not shared with any other tenants.  Bare metal servers provide the high-performance capabilities of dedicated hardware combined with the flexibility and scalability of a cloud service.  It is expected that pricing will be based upon the level of computing power accessed.  Marketing for the cloud services is expected to be directed toward institutions, start-ups, small and medium-sized businesses and enterprises as an efficient and cost-effective alternative, which we believe will offer substantial savings in comparison to other major hyperscale cloud service providers.

As of April 30, 2026, approximately 360 of the Company's H200 GPUs were contracted for fixed terms, with 6 different contracts, for terms between 6 to 12 months.  The balance of the GPUs were rented on demand as that commands a much higher $/hour rate (the fixed contracts are priced between $1.45/hour to $1.85/hour, whereas H200 GPUs on demand were renting for $3.99 at that date).  The balance of the Company's 5000 A Series and H Series GPUs were being rented on demand.  Although from time to time, they may be rented for fixed-term contracts.  In total, the Company realized approximately $20M of revenue from both on-demand and contracted GPU sales during the most recent fiscal year.  Subsequently, the Company's B200 GPUs were signed to a 2-year contract at $2.90 per hour, which increased the Company's HPC revenue to $35M ARR.

Our Portfolio

The following table summarizes the operational hashrate of each of the Company's major data centers together with its average operational power consumption and power capacity available to each such data center, as of April 30, 2026. As of April 30, 2026, the Company’s total installed hashrate was approximately 25.2 EH/s 2 with an implied efficiency of 16.5 J/TH, based on the nameplate hashrate and power consumption of the installed miners. Where miners were operating in a modified operating mode, including through controlled downclocking for fleet optimization, the figures reflect the expected hashrate and power consumption associated with such modified operating mode. After accounting for these adjustments, the Company’s installed hashrate was approximately 24.5 EH/s, with an implied fleet efficiency of 16.1 J/TH.

Sites	Operational Hashrate	Installed Hashrate – Optimized 3	Installed Hashrate – Stock 4	MW Utilized	MW Capacity Available
New Brunswick, Canada owned facility 2	2,382 PH/s	2,464 PH/s	3,115 PH/s	37.2 MW	70.0 MW
Quebec, Canada leased facility	1,349 PH/s	1,513 PH/s	1,525 PH/s	33.6 MW	34.5 MW
Boden, Sweden leased facility	1,313 PH/s	1,609 PH/s	1,680 PH/s	11.6 MW	32.0 MW
Boden 2, Sweden owned facility	0 PH/s	0 PH/s	0 PH/s	0.0 MW	7.0 MW
Notviken, Sweden leased facility	30 PH/s	36 PH/s	52 PH/s	0.6 MW	1.5 MW
Yguazu, Paraguay owned facility	12,100 PH/s	12,125 PH/s	12,133 PH/s	193.4 MW	200.0 MW
Valenzuela, Paraguay owned facility	6,809 PH/s	6,705 PH/s	6,667 PH/s	103.3 MW	107.0 MW
Toronto, Canada owned facility	66 PH/s	66 PH/s	71 PH/s	1.0 MW	5.5 MW
Quebec City, Canada hosted facility 1	N/A	N/A	N/A	0.7 MW	0.7 MW
Montreal, Canada hosted facility 1	N/A	N/A	N/A	1.4 MW	1.4 MW
Stockholm, Sweden hosted facility 1	N/A	N/A	N/A	0.8 MW	0.8 MW
Manitoba, Canada hosted facility 1	N/A	N/A	N/A	1.0 MW	4.0 MW
Total	24,049 PH/s	24,518 PH/s	25,243 PH/s	384.6 MW	464.4 MW

1 Data center used for HPC / AI compute only.

2 Includes approximately 115 PH/s of BTC equivalent hashrate.

3 Installed Hashrate - Optimized: The hashrate of all installed ASICs based on their current operating configuration, whether stock settings or a modified operating mode.

4 Installed Hashrate - Stock: The hashrate of all installed ASICs based on their stock configuration.

Power Contracts and Economic Dependence

Power

We believe that most of our operations are powered primarily by sustainable, hydroelectric energy following is a summary of our material energy supply agreements with producers of hydroelectric power in Canada, Sweden and Paraguay.

Sweden

The Company has an arrangement with Vattenfall AB, a power supply company based in Sweden, to receive electricity priced at the hourly spot rate until December 31, 2026. The electricity is being obtained for the purpose of powering the Company’s data center at the HIVE Sweden Boden Facility and the HIVE Boden 2 Facility.

HIVE Sweden Boden Facility

The HIVE Sweden Boden Facility has a total of 32 MW of contracted power. Of the 32 MW of power, 20 MW are considered under a permanent contract, while 12 MW attached to the HIVE Sweden Boden Facility were under a temporary contract. In May 2026, the Company signed an agreement to convert the 12 MW to permanent capacity effective July 1, 2026. Since 2020, the Company has secured power pricing arrangements for a portion of its contracted power. Currently the Company has secured 12 MW through December 31, 2026. The fixed price agreement was assessed and is being accounted for as an executory contract whereby the monthly electricity costs are expensed as incurred. HIVE has separate lease, data center, Internet access and facility management agreements in place with other third parties for other aspects of site operations and maintenance.

The HIVE Boden 2 Facility

Power contracts for a total of 7 MW belong to the property on Hydrogränd 3 in Boden, Sweden and have been signed with the local grid provider, Bodens Energi. The same power supply agreement that provides the HIVE Sweden Boden Facility with power also provides the HIVE Boden 2 Facility with its power. HIVE has separate data center, Internet access and facility management agreements in place with other third parties for other aspects of site operations and maintenance.

Bikupa Datacenter 2 AB

As of January 1, 2026 the Company has entered into a sub-lease agreement with a third party at the Robertsfors Facility and therefore no longer operates this datacenter. The sub-lease ends on August 18, 2026, on the same date the original lease agreement terminates. Bikupa Datacenter 2 AB, additionally operates 1.5 MW at the HIVE Notviken Facility. An agreement for the provision of 0.5 MW of electricity consumption has been entered into for the full year 2026.

HIVE Lachute Facility

In Quebec, the Company has a lease agreement until June 30, 2028 which includes access to the property owner's electricity services subscription with Hydro-Québec, which features energy costs at approximately $0.04 per kWh. The Company also pays monthly power charges, net of supply and transformation loss credits, of approximately $10.26 per kilowatt.

HIVE New Brunswick Facility

The Company owns the land and infrastructure at the HIVE New Brunswick Facility, including its 70 MW substation. Energy costs for the first 37.5 MW of capacity are approximately $0.052 per kWh. Energy costs for capacity above 37.5 MW, which is supplied through interruptible or surplus energy arrangements, are subject to market pricing.

The Company also pays a monthly demand charge of $13.90 per kilowatt on its contracted reserve capacity.

HIVE Paraguay - Valenzuela Facility

The Company owns the land and infrastructure at each of the Hive Paraguay Valenzuela Facility and HIVE Paraguay Yguazú Facility, including the associated electrical substations. In Paraguay, energy costs are structured based on seasonal variations in on-peak and off-peak hours. On average, the Company incurs a cost of approximately $0.045 per kilowatt-hour (kWh) for energy and power consumption.

In July 2024, HIVE secured a 100 MW hydro-powered power purchase agreement to support a planned hydroelectric data center in Valenzuela, Paraguay, through a share purchase and construction agreement with W3X SA. Construction of the Valenzuela Facility was completed in November 2025, and the facility is powered by clean hydroelectric energy from the Itaipu Dam. The Valenzuela Facility contributes approximately 6.5 EH/s to HIVE's global hashrate. The contracted term of the power purchase agreement for the Valenzuela Facility extends until December 31, 2027. Thereafter, continued operation of the facility will depend on the Company's ability to renegotiate or enter into a replacement power purchase arrangement on commercially acceptable terms.

HIVE Paraguay - Yguazú Facility

In March, 2025 HIVE completed the acquisition of a 200 MW hydro-powered data center facility located in Yguazú, Paraguay from Bitfarms Ltd., for approximately $56 million. The transaction included a 240 MVA substation, land, and infrastructure, with payments split between closing and staged installments.

The build-out of the Yguazú Facility was completed in two phases. Phase 1 included the energization of the substation and the deployment of 100 MW of air-cooled ASIC miners. Phase 1 commenced in April 2025 and was completed in June 2025. Phase 2 added an additional 100 MW of hydro-cooled ASIC miners, commenced in July 2025, and was completed in September 2025. Following completion of both phases, the full 200 MW Yguazú Facility added approximately 12.5 EH/s to the Company's global hashrate.

The Yguazú Facility's substation has expansion potential of up to 300 MW. On October 20, 2025, the Company announced a 100 MW infrastructure expansion at the Yguazú Facility, with the related substation upgrades targeted for completion in calendar year 2026. Upon completion, this expansion is expected to increase the Company's total renewable energy capacity in Paraguay to 400 MW.

The contracted term of the power purchase agreement at the Yguazú Facility extends until December 31, 2027. Thereafter, continued operation will rely on the Company's ability to renegotiate this agreement.

Cycles

The Company experiences moderate volatility in electricity prices at the HIVE Sweden Facility which can impact profits. A portion of the Company's power costs at the HIVE Sweden Facility are exposed to market prices and the electricity environment in the northern regions of Sweden, which can fluctuate due to weather temperature changes, water levels and political events. As discussed above, the Company has hedged against this volatility through a a supplemental power pricing arrangement that provides a fixed price of electricity consumption each month at the Company's Bikupa Datacenter AB and Bikupa Datacenter 2 AB location in Sweden.

Suppliers

We maintain several key supplier relationships that are important to our business for securing ASIC hardware, infrastructure components, and other materials. Because only a limited number of manufacturers can produce ASIC miners at scale, supply chain concentration presents a risk to procurement timing and costs. The Company has purchased ASIC equipment manufactured by Bitmain, Canaan and Micro BT. The Company has purchased GPU cards manufactured by Nvidia and AMD, while GPU server cases are manufactured by Dell or Supermicro.

Our Business Strategy

Dual Engine Strategy

HIVE's dual-engine strategy combines revenue-generating ASIC hashrate sales as a cash-flow and infrastructure base to support the growth of higher-margin AI and high-performance computing (HPC) services primarily undertaken by the Company through BUZZ HPC. We believe that this dynamic reduces risk.

Seasoned management team with experience in data center and infrastructure development

Our Board of Directors and management team have an extensive and established track record in financing, developing, building, operating, maintaining and managing large-scale data center development, operations and associated grid connections across North America, Western Europe and South America.

Established renewable energy strategy

One of our key objectives is to minimize or avoid using energy derived from fossil fuels to power our digital infrastructure services. We remain committed to siting our facilities in close proximity to hydroelectric power or other sources of renewable energy. We note, however, that our facilities are connected to local grids, and as a result, we do not ultimately control the sourcing of power. Due to the location of our facilities, we believe it is likely that a significant portion of our data center operations are powered by renewable or "green" energy sources.

Geographic diversification and Resilience

We operate in North America, South America, and Europe. We believe that this provides meaningful diversification, and reduces concentration risks related to energy markets, regulatory frameworks, weather events, and development and operational disruptions. Geographic diversification also helps mitigate the potential impact of localized physical security incidents, natural disasters, and certain cyber events by distributing infrastructure across multiple regions and operating environments. We believe our multi-continent footprint helps us to deploy capital responsibly, operate with rigor, and build durable digital infrastructure powered by renewable energy.

In a market where power is a major bottleneck for HPC deployment, we believe that HIVE's geographic diversity across Canada, Sweden, and Paraguay creates an advantage in the shift to AI as we have secured scarce, energy-rich sites, grid interconnections, and operational data center infrastructure. As demand for AI compute accelerates, competitors are increasingly constrained by limited access to land, permitting, and electricity, whereas HIVE can repurpose and upgrade its existing footprint from ASIC hashrate sales to GPU-based workloads, enabling faster time-to-market, lower build costs, and immediate scalability in regions where others are still trying to secure power.

The acquisition of our Toronto Facility in September, 2025 demonstrates our strategy in action. Located within one of Canada's most important financial and digital corridors, we leveraged existing access to power along with our expertise in ASIC compute and data center operations to quickly bring hashrate services online. This laid the foundation for us to commence the upgrade for Toronto Facility to  Tier-III specifications (planned for the calendar year 2026), which will provide high-availability, mission-critical HPC/AI compute for enterprise and sovereign clients.

Operational Milestones for the year ended March 31, 2026

During the year ended March 31, 2026, our focus was on deliberate investment and foundation-building for our next phase of growth. We executed key initiatives required to support the continued evolution of our Bitcoin mining and HPC businesses. Key activities and milestones during the fiscal year ended March 31, 2026 and through the date of this Annual Report include the following:

• Strategic ASIC Purchases and Fleet Upgrade. We added 18 EH/s in 300 MW in Paraguay, between May 2025 and November 2025. This was accomplished through the construction and completion of the HIVE site in Valenzuela, and in parallel, the acquisition of the partially complete 100 MW site in Yguazú, which was completed by HIVE, and a subsequent additional 100 MW of new construction at Yguazú. This brought HIVE's total Bitcoin operating hashrate to 25 EH/s with a blended fleet efficiency of 17.5 J/TH. Since then, subsequent upgrades using credits from the Bitcoin pledge with Bitmain allowed upgrades of 30 MW of S21 XP to replace Buzzminers in Paraguay, brining the total installed hashrate to 25.5 EH/s. Since the bear market of February 2026, HIVE optimized all ASICS with firmware tuning to maximize profit with better J/TH efficiency, resulting in a global fleet operating hashrate of 24.5 EH/s at 16.4 J/TH.

• Continued Growth of HPC Business. We realized $35 million of ARR of contracted GPU cloud revenue, with the most recent contracted cluster of 504 Nidia Blackwell B200 GPUs for a 2 year total contract value of $30 million. This added $15 million of ARR to our previously reported $20 million ARR, increasing the total by 70% of contracted ARR.

• Paraguay Expansion. As discussed elsewhere in this Annual Report, our Paraguay expansion consisted of three phases. Phases 1 and 2, relating to the expansion of our Yguazú Facility were completed in June and September of 2025, respectively. Phase 3, relating to our Valenzuela Facility, was completed in November, 2025.

• Targeted Hashrate. We increased our hashrate capacity from 6 EH/s to our targeted goal of 25 EH/s.

• Partnership with Bell Canada. In August, 2025, BUZZ, our wholly owned subsidiary, entered into a teaming agreement (the "Teaming Agreement") with Bell Canada Inc. ("Bell"). Under the Teaming Agreement,  BUZZ will partner with Bell to act as a preferred sovereign GPU as a service provider in connection with Bell's "Bell Canada AI Fabric" initiative.  This initiative is designed to increase the availability of secure, affordable, and flexible AI computing resources for Canadian businesses, researchers, and innovators. The Teaming Agreement establishes a framework whereby BUZZ has the opportunity to provide certain of Bell's government and enterprise customers with access to advanced GPU clusters. Our expansion with Bell Canada AI Fabric into British Columbia added approximately 12.6 MW of IT load, in addition to the 4 MW of IT load in Winnipeg.

• Completed an Exchangeable Note Offering. $115M exchangeable notes with 5 year maturity period at 0% interest rate and 17.% conversion premium. A capped call was also purchased with a 125% premium, resulting in a capped call conversion premium of $4.92. We believe that this zero-interest convertible debt provides growth capital while minimizing dilution

• TSX Uplisting. On May 12, 2026, our Common Stock began trading on the Toronto Stock Exchange (the "TSX") under the symbol "HIVE."

Market Trends and Competition

Trends

The market for technologies such as Bitcoin hashrate and HPC is highly competitive and rapidly evolving. Due to the energy-intensive nature of these industries, demand for power continues to outpace supply. Bitcoin hashrate requires operational efficiency and low-cost energy at scale, while HPC workloads require more capacity than many legacy data centers can provide. At the same time, regulatory constraints, ongoing supply chain disruptions and the demand for the latest technologies have extended the necessary lead time for GPUs, ASICs, turbines, transformers and other materials that are critical for these industries.

Further, advances in generative AI, machine learning and other compute-intensive applications have increased demand for data center infrastructure. ASIC hashrate sales and GPU-based workloads both require access to land that is powered by reliable, low cost energy, and Bitcoin hashrate providers are increasingly repurposing their existing infrastructure or expanding into AI/HPC services, in response to this demand.  As this demand for AI compute accelerates, competitors are increasingly constrained by limited access to land, permitting, and electricity, whereas HIVE can repurpose and upgrade its existing footprint from ASIC hashrate sales to GPU-based workloads, enabling faster time-to-market, lower build costs, and immediate scalability in regions where others are still trying to secure power.

The October 10, 2025 Crypto Crash

On October 10, 2025, the price of Bitcoin fell to approximately $104,582 (the "October 10 Event") from a high of $122,509 earlier that day, and an all-time high of $126,198 on October 6, 2025.1 Since its inception, Bitcoin's price has been subject to considerable volatility. On the one hand, as acceptance and adoption of Bitcoin increases, some institutional and retail investors have sought to increase their exposure to Bitcoin through leveraged positions. On October 10, 2025, approximately $19 billion in leveraged positions were liquidated, which contributed to the price decline.

This phenomenon is not unique to Bitcoin and has been observed in traditional financial markets; for instance, automated computer-based trading is often cited as a contributing factor to the stock market crash of October 19, 1987. Events such as the October 10 Event tend to erode user and investor confidence and negatively affect the Company's operations and outlook. The price of Bitcoin has not recovered from the high of $126,198 on October 6, 2025, and had a closing price of approximately $73,755 on May 30, 2026. There can be no guarantees that similar events will not occur in the future. In the event one or such events occurs, the Company may experience a material adverse change.

Competition in the ASIC Compute Market

In the ASIC compute market, miners can range from individual enthusiasts to professional mining operators with dedicated data centers or vendors of ASIC based hashrate. We compete with multiple public companies, including Bitdeer Technologies Group, Keel Infrastructure Corp., Cipher Digital Inc., CleanSpark, Inc., Core Scientific Inc., Hut 8 Corp., MARA Holdings, Inc., Riot Platforms, Inc. and TeraWulf Inc. The market for ASIC compute is highly competitive and evolving industry and new competitors, or emerging technologies could enter the market and affect our competitiveness in the future.

Competition in the HPC and AI Markets

As we expand into the AI and HPC markets, we compete for access to suitable land and power, advanced hardware, technical talent, and customers seeking AI and HPC compute power. We  face competition from established data-center operators and infrastructure providers with significant capital resources, brand recognition and technical expertise, such as Equinix, Crusoe Cloud, Applied Digital and CoreWeave.  In addition, other companies that were historically bitcoin miners or ASIC compute providers are seeking to expand into the AI and HPC markets. Accordingly, we compete against companies such as Keel Infrastructure Corp., IREN Ltd., and Hut 8 Corp. in this market as well.

Employees and Human Capital Resources

As of March 31, 2026, we employed 29 employees in Canada, Bermuda, Sweden, Paraguay and the United States. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

Intellectual Property

We actively use specialized hardware and software for our operations. In some instances, source code and other software assets may be subject to an open-source license, as much technology development in this sector is open source. We intend to adhere to the terms of any license agreements that may be in place for these works.

We do not currently hold patents and we rely on trade secrets, trademarks, service marks, copyrights, and contractual protections to safeguard our intellectual property and competitive position.

Regulatory Landscape

Government Regulation-General

We operate in a complex and evolving regulatory landscape spanning financial regulation, infrastructure, energy policy, international trade, and export controls. We are subject to a wide range of laws and regulations enacted by federal, state, provincial, and local governments, governmental agencies, and regulatory authorities, including the SEC, the Commodity Futures Trading Commission the ("CFTC"), the Federal Trade Commission, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, as well as similar entities in Canada, Sweden, Paraguay and other jurisdictions.

Authorities at all levels of government are increasingly focused on the environmental impact and power use of data center operations (whether for Bitcoin compute, HPC/AI workload or otherwise).  Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity and/or securities laws, and digital asset derivative instruments may be by the CFTC and SEC. Many jurisdictions have enacted or are considering regulatory requirements specifically for digital assets and companies that transact in them. As the nascent AI/HPC industry grows, it is also subject to enhanced regulatory scrutiny. As we expand our HPC business we may be subject to cybersecurity, data privacy, export controls, and other compliance obligations related to AI and HPC infrastructure.

Government Regulation-Tax

The application of existing tax laws to blockchain-based digital infrastructure, including Bitcoin mining and HPC, remains subject to evolving administrative interpretations and enforcement in certain jurisdictions. Where statutory frameworks predate these technologies, tax authorities may apply legacy provisions through reassessments, audits, and litigation rather than legislative updates, creating uncertainty.  Tier-I data centers are designed for versatile, high-density computing and support a wide range of workloads, including cloud services, data storage, rendering, AI preparation, and Bitcoin mining. Statutory provisions for input value added tax ("VAT") recovery (rebates/refunds) and depreciation/capital allowances often apply based on infrastructure characteristics rather than on the specific workload type.

In Sweden, the Swedish Tax Authority (Skatteverket) has issued reassessments and decisions affecting VAT eligibility, input VAT recovery, and the classification of computing activities at  Tier-I data centers engaged in Bitcoin mining and related services. These positions provide differentiated treatment based on computational workload, denying or limiting input VAT recovery and related benefits to ASIC based computing operations that may otherwise be available for comparable high-performance or data-processing activities-despite the absence of any express statutory differentiation by workload.

Industry participants, including the Company's Swedish subsidiaries, have faced retrospective reassessments, denial of VAT refunds, and ongoing administrative and court proceedings (with appeals pursued up to higher courts where appropriate).  The Company maintains that its positions align with enacted Swedish tax law and has appealed adverse decisions where appropriate. The Company's ability to claim VAT input recovery remains conditional on favorable rulings, with no material liability accrued where recovery is considered probable based on management's reasonable assessment (including professional advice).

Similar scrutiny exists in Canada. Regulators, such as the Canada Revenue Agency (the "CRA"), which administers the federal goods and services tax and harmonized provincial sales tax ("GST/HST") and Revenu Québec (which administers the Quebec provincial sales tax, or "QST") have audited ASIC based computing, mining and digital infrastructure activities, focusing on input tax credit eligibility, characterization of operations, and capital cost allowances. Reassessments, credit denials, and clawbacks have occurred across the sector, often through administrative processes rather than statutory changes. The Company has contested adverse positions where appropriate and continues to defend its filings.

Broader Tier-I data center industry challenges include potential misalignment of tax outcomes with the multi-use nature and upgrade pathways of  Tier-I infrastructure toward  Tier-III AI/HPC-capable facilities, increased compliance burdens, and regulatory uncertainty that may deter capital investment or affect operational flexibility in emerging fintech and digital asset sectors.

Unfavorable outcomes and biased enforcements could result in repayment obligations (potentially including interest and penalties), increased compliance costs, prolonged litigation, and higher effective tax burdens. These matters contribute to regulatory uncertainty, may impact cash flows and operating results, and reflect broader enforcement scrutiny that has disproportionately affected ASIC computing relative to other data center uses. The Company mitigates these risks through geographic diversification, renewable energy sourcing, workload flexibility (ASIC to GPU/HPC), conservative provisioning, engagement of local advisors, and pursuit of appeals or judicial review as needed. Ultimate resolution may depend on legislative clarification, court determinations, or administrative settlements.

HIVE believes that it can continue to navigate the challenges of a mixed regulatory environment through its adaptability. In Canada and Sweden, we have continued to operate despite policy headwinds, while in Paraguay-where we operate large-scale hydro-powered facilities-an unexpected tariff increase on hydroelectricity in the summer of 2025 underscored the risk of sudden policy changes. These examples highlight the dynamic and sometimes unpredictable nature of the Company's operating environment, as well as HIVE's proven ability to manage and adapt to shifting energy and tax landscapes while continuing to execute its growth strategy.

Operations may be affected in varying degrees by government regulations and decisions with respect to, but not limited to, restrictions on price controls, currency remittance, income and consumption taxes, foreign investment, maintenance of claims, environmental legislation, land use, electricity use and safety. Additionally, cryptocurrency prices are highly volatile, can fluctuate substantially and are affected by numerous factors beyond the Company's control, including hacking, demand, inflation, expectations with respect to the rate of inflation, and global or regional political or economic events.

Ongoing and future regulatory or tax changes may alter the nature of an investment in the Company or restrict the use of cryptocurrencies in a manner that adversely affects operations. Governments may curtail or outlaw the acquisition, use, or redemption of cryptocurrencies, or take regulatory action that increases operating costs or imposes additional licensing requirements. Such actions could also extend to restrictions on the acquisition, ownership, holding, selling, or trading of the Company's common shares. In an adverse scenario, these measures could force the Company to liquidate cryptocurrency inventory at unfavorable prices, reducing shareholder value.

For more information regarding the potential risks that existing and future regulations pose to our business, see please see Item 1a.- "Risk Factors" below.

Additional Information

Our principal executive offices are located at 7900 Callaghan Road, Suite 128, San Antonio, Texas 78229.

Additional information about us is available on our website https://www.hivedigitaltechnologies.com, on the EDGAR website maintained by the SEC at www.sec.gov, and the SEDAR+ website maintained by the Canadian Securities Administrators at www.sedarplus.ca. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our investor relations website free of charge as soon as reasonably practicable after they are filed with the SEC. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report.

Item 1a. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Related to our Business and Operations

Energy costs in the regions where we operate may increase.

Our operations require significant amounts of electrical power and our business, financial condition, and results of operations may be impacted by the unavailability of power and/or price fluctuations in the power market.  Energy costs generally are subject to government regulation, natural occurrences (including weather) and local supply and demand for energy. The availability and pricing of energy may be negatively affected by governmental or regulatory changes in energy policies in the jurisdictions in which we operate. In addition, the Company is exposed to negative impacts of changes in tax policy, including but not limited to, being precluded from claiming back input taxes or other specific taxes imposed on hashrate provisions, as well as risks of losing any existing energy rebates or tax rebates across some or all jurisdictions.

In particular, the Russian invasion of Ukraine is affecting the supply of oil and natural gas in Europe. Natural gas is a primary source of energy for homes and industry in Europe. While it is impossible to predict what affect the conflict in Ukraine could have on the Company's operations in Sweden, our energy pricing is currently buffered partially by the ability to enter into forward energy agreements for the purchase of electricity. Our Swedish operation utilizes approximately 34 MW of renewable hydroelectric energy, which represents approximately 7.6% of our global overall utilization of hydroelectric energy.

In addition, the instability in Venezuela and the outbreak of military conflict in Iran, including restrictions on transit of ships through the Strait of Hormuz, has and may continue to disrupt the supply of energy products including oil and other petroleum-based products. These circumstances have led to a decrease in the availability of such products and consequently an increase in their prices.

The Company has operations multiple jurisdictions that have regulated electrical power supplies, such as Sweden,  the Provinces of Québec and New Brunswick, and Paraguay. There can be no assurance that electricity can be provided on terms which are economic for the Company's current and future operations, anticipated growth, and sustainability.

Given the limited availability of power and constraints in many markets, if our power purchase agreements were terminated, delayed, or not renewed on favorable terms, we may be unable to find an adequate replacement at a reasonable cost, or at all.

Prolonged power outages or disruptions in the power supply may adversely affect our business, operations and financial condition.

Our operations are also vulnerable to prolonged power outages or other disruptions in the supply of electricity. Power availability and prices may also be materially impacted by other factors outside of our control, such as:  supply disruptions, including plant outages and transmission disruptions; changes in power transmission infrastructure and generation capacity in the markets in which we operate; changes in law, including environmental laws, rules and regulations; extreme weather conditions and other natural disasters; supply chain disruption of components needed to transmit electricity; labor disputes; security breaches, including cybersecurity attacks on local grid providers, and changes in the demand for power or patterns of power usage. An interruption in power availability or increase in power costs could materially and adversely affect our business, financial condition, and results of operations.

Our development and growth of new projects are subject to risks that could cause delays or increased costs and could adversely affect our business.

Our ongoing and planned development of existing and planned facilities is subject to various factors, and may be delayed or adversely affected by factors beyond the Company's control, including delays in the delivery or installation of equipment by suppliers, difficulties in integrating new equipment into existing infrastructure, shortages in materials or labor, defects in design or construction, diversion of management resources, insufficient funding or other resource constraints. Actual costs for development may exceed the Company's planned budget. Delays, cost overruns, changes in market circumstances and other factors may result in different outcomes than those intended.

The development of facilities and any other development and growth projects that HIVE may undertake in the future are, and may continue to be, subject to execution and capital cost risks, including, but not limited to, risks relating to regulatory approvals; financing and availability of financing; cost escalations; cash flow constraints; construction delays; supply chain constraints; skilled labor and capital constraints cost reduction plans and strategic reviews. The occurrence of any of the foregoing risks may have a material adverse effect on HIVE, its liquidity and financial condition, its ability to operate, its workforce and its cash flow.

Server malfunctions or failures could harm our business.

There is a risk of serious malfunctions in servers or central processing units and/or their collapse. HIVE works to reduce this risk by employing a team of experts with many years of experience in building and managing data centers. HIVE utilizes this team of experts that enables, among other things, control, management and reporting of malfunctions in real time, which enables ongoing control over the operation of the equipment, including its cooling. While malfunctions in central servers, or central processing units may only occur on a specific server farm or part of it or for short periods of time, such server crashes or failures may cause significant economic damage to the Company.

Risk of physical security breach or theft.

We maintain operations in Paraguay, where we may be subject to heightened risks related to physical security and the potential for theft or unauthorized access to our facilities, equipment, or assets. While we implement commercially reasonable security measures, including on-site security personnel, surveillance, and access controls, the effectiveness of these measures cannot be guaranteed. Any successful physical breach or theft at our Paraguayan operations could result in physical harm to employees and agents of the Company, hostage taking and ransom demands, the loss or compromise of critical equipment, disruption of operations, increased costs and potential legal or reputational harm. In addition, repeated or significant incidents could require us to incur additional expenses to enhance security or seek other appropriate remedies, which may adversely affect our financial condition or results of operations.

Risk of physical threats to management.

Due to the nature of the Company's business, public profile, digital asset exposure and publicly disclosed infrastructure and asset holdings, the Company and certain of its directors, officers and employees may face heightened risks relating to theft, cyber extortion, fraud, physical security threats, kidnapping, ransom demands, coercion, targeted attacks or other criminal activity. Public disclosure relating to the Company's operations, digital assets, infrastructure, executive personnel or strategic initiatives may increase the visibility of the Company and its personnel to malicious actors. This increased risk may make it difficult for the Company to hire and retain talented personnel.

We may be unable to obtain adequate insurance coverage.

The Company's operations and computing equipment are subject to all of the hazards and risks normally encountered by blockchain, high performance computing and digital asset companies. Natural disasters, including floods, fires, inclement weather, mudslides, earthquakes, or other similar events beyond the control of the Company or its suppliers, any of which could result in damage to, or destruction of, ASIC and/or GPU based computing equipment, damage to life or property, environmental damage, and possible legal liability for which the Company may not be insured or is underinsured. Further, any failure in the Company's software, including software that maintains our ability to effectively manage our data centers, could have a material adverse effect on the Company's business, results of operations and financial condition.

Notably, the Company is unable to obtain insurance covering the loss of its cryptocurrency assets. To the extent possible, the Company will maintain insurance against risks in the operation of its business and in amounts that it believes to be reasonable, such insurance will contain exclusions and limitations on coverage. If we incur losses that are material, our business, operating results and financial condition could be adversely affected and we may not have insurance coverage. Even in the case of a loss for which the Company maintains insurance, there is no guarantee that such insurance coverage will be sufficient or that insurance proceeds will be paid to us.

Hazards associated with high-voltage electricity transmission and industrial operations may result in suspension of our operations or the imposition of civil or criminal penalties.

The operations of the Company are subject to hazards associated with high-voltage electricity transmission and the supply of utilities to the facilities of the Company at an industrial scale.  These hazards include the possibility of explosions, fires, severe inclement weather, natural disasters, flooding, mechanical failure, unscheduled downtime, brown-outs, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage.  The happening of any of these hazardous events could result in suspension of operations and the imposition of civil or criminal penalties.

Future Profits/Losses and Production Revenues/Expenses

Further development and acquisition of server farms and data centers and the ongoing operation of the existing facilities will require additional capital and monthly expenses. The Company's operating expenses and capital expenditures may increase in subsequent years as we add needed consultants, personnel and equipment associated with the maintenance and updating of the existing facilities and any other facilities the Company may acquire. There is no assurance that the Company will be successful in obtaining the required financing for these or other purposes, including for general working capital.

We have previously engaged in strategic transactions, including acquisitions of companies, technologies and personnel. In the future, we may seek additional opportunities to grow our ASIC compute and HPC operations, including through purchases of miners, equipment and facilities from other operating companies and through development of new facilities. Our ability to grow through future acquisitions and development will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions and development may require us to issue common stock that would dilute our current stockholders' percentage ownership.

We may incur substantial costs to maintain and upgrade our hardware over time and to grow our business.

ASICs, GPUs and other necessary equipment for our operations are subject to malfunction and obsolescence. Moreover, much of the hardware we use in our facilities has a finite life and will require replacement over time as our hardware ages.  In particular, the rapid pace of technological advancements in GPU hardware presents a risk of hardware obsolescence. As newer and more efficient GPUs are developed and deployed, existing hardware may quickly become outdated, leading to reduced performance, compatibility issues with new software or systems, and potential difficulties in sourcing customers looking to utilize the hardware.

To remain competitive, the Company will continue to invest in hardware and equipment at its facilities required for maintaining the Company's ASIC and HPC activities. Should competitors introduce new services/software embodying new technologies, the Company's hardware and equipment and its underlying technology may become uncompetitive or obsolete and require substantial capital to replace such equipment. There can be no assurance that new hardware will be readily available when the need is identified.

Equipment in the HIVE Facilities will require replacement from time to time. Shortages of graphics processing units, in particular, may lead to unnecessary downtime as the Company searches for replacement equipment to ensure the HIVE Facilities are running smoothly. Moreover, new and unforeseeable technology, whether hardware or software-based, could disrupt the industries in which we operate.

Our reliance on third-party suppliers could adversely affect our operations.

We rely on third-party manufacturers for equipment and materials, including ASICS and GPUs. The equipment used in our operations is generally manufactured by third parties using a large amount of commodity inputs (for example, steel, copper, aluminum). Increased demand from the cryptocurrency industry, the HPC market, data centers and similar sectors has exacerbated on-going global supply chain issues. Shortages in global semiconductor chip supply may impact procurement timelines for equipment. Such issues may cause delays in the delivery of, or increases in the cost of, the equipment used in our operations, which could materially impact our operating results and may delay our expansion plans.

Further, procurement from suppliers which manufacture equipment outside of North America exposes us to additional risks, such as import and export licensing and control requirements, difficulties associated with transacting business with parties in foreign jurisdictions, increased costs and uncertainties associated with enforcing contractual obligations, and other unexpected or unfavorable changes in other regulations and applicable regulatory requirements.

Increasing scrutiny of our environmental, social and governance ("ESG") practices and the impacts of climate change could increase our operating costs, divert management attention from our strategic goals, and adversely affect our business.

In recent years, investor advocacy groups, certain institutional investors, investment funds and other influential investors have increasing focused on ESG practices, and have placed increasing importance on the environmental and community impacts of their investments. Enhanced public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business. As a result, our management's time and energy may be diverted from executing on our strategic goals towards responding to such scrutiny and further advancing our ESG practices, which may not necessarily enhance the value of our Common Shares or positively impact shareholder return.

In addition, the impacts of climate change may affect the availability and cost of materials, natural resources and sources and supplies of energy, which may increase the cost of our operations. Changes in U.S. federal policy, including actions by the current administration signaling a shift away from supporting renewable energy, could result in fewer renewable energy projects being constructed and lead to increases in electricity prices, which may adversely affect our energy costs and the availability of renewable power for our operations. Other factors which may impact our profitability include, but are not limited to, fluctuating demand for Bitcoin and other cryptocurrencies, insurance and other operating costs, and damage incurred as a result of extreme weather events. New environmental laws, regulations or industry standards may be adopted with little or no notice to us and may impose significant operational restrictions and compliance requirements on our operations. The cost of compliance with changes in government regulations has the potential to reduce the profitability of our operations or cause delays in the development of new digital infrastructure projects.

Cybersecurity threats and hacking attacks could compromise our systems and data, resulting in material adverse effects on our business, financial condition, and results of operations.

Threats to network and data security are increasingly diverse and sophisticated, and security breaches, computer malware and computer hacking attacks have been an increasing concern and could be enhanced or facilitated by AI. Despite our efforts and processes in place to prevent them, our computer servers and systems may be vulnerable to cybersecurity risks, such as denial-of-service attacks, physical or electronic break-ins, social engineering attacks, including phishing and business email compromise, employee theft or misuse and similar disruptions from unauthorized tampering. Techniques used to breach security change frequently and are generally not recognized until launched against a target. We may not be able to promptly detect that a cyber breach has occurred, implement security measures in a timely manner or, if and when implemented, we may be unable determine the extent to which these measures could be circumvented.

Recent developments in the cyber threat landscape include use of AI and machine learning to mount more frequent and sophisticated cyber extortion and ransomware attacks. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information belonging to us, our customers, or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations.  In the event of a security breach, we may suffer damage to our key systems and experience interruption in our services, loss of ability to control or operate our equipment or loss of critical data that could interrupt our operations. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation, and increases in our security costs, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third-party custody providers' solutions to safeguard digital assets from theft, loss, destruction or other issues relating to cyberattacks. Notwithstanding the safeguards implemented to protect our assets, the third-party security systems may not be impenetrable or free from defect, and any loss due to a security breach, software defect or event outside of our control will be borne by us.

Our business is highly dependent on a small number of equipment suppliers. If we are unable to procure the required equipment to maintain and grow our business, our expansion plans, business, financial performance, financial condition and results of operations.

The success of our business is dependent on our ability to acquire and configure appropriate hardware solutions to remain competitive and to pursue our growth strategies. There number of suppliers who can provide AI/HPC equipment or the equipment necessary for our hashrate business is limited, and the market price and availability of equipment can be volatile.. There can be no assurance that we can acquire enough hardware or replacement parts on a cost-effective basis, or at all, for the maintenance and expansion of our operations.  For example, historically Bitmain has been a key supplier of equipment. Higher Bitcoin prices increase the demand for this type of equipment, which in turn increases equipment cost.  Additionally, as more participants enter the industry, the demand for equipment may outpace supply, thereby creating shortages. Our expansion into the HPC and AI services market requires equipment specifically designed for HPC and AI services, which typically comes from different suppliers. However, demand for GPUs and other equipment utilized for HPC and AI workloads and there can be no assurance that we will be able to procure needed equipment on cost-effective terms or at all.

If we cannot obtain a sufficient quantity of equipment needed for our hashrate services or our HPC business, at commercially acceptable prices, our growth expectations, our planned HPC and AI expansion, , liquidity, financial condition and results of operations will be adversely impacted. Even if we are able to procure equipment, we may encounter delays and incur added costs as a result of the time it takes to negotiate terms and install new hardware. Further, the pricing, delivery schedule and other terms of any such alternative source may be less favorable, and there can be no assurance that we will be able to procure necessary hardware at commercially acceptable prices or at all in order to implement our business strategy which includes expanding and diversifying our revenue sources by offering HPC and AI services or otherwise. As a result, any change in our equipment suppliers could adversely affect our expansion plans, business, financial performance, financial condition and results of operations.

Risks Related to ASIC Compute

Regulatory changes or actions may alter the nature of an investment in the Company or restrict the use of cryptocurrencies in a manner that adversely affects the Company's operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies with certain governments deeming them illegal while others have allowed their use and trade. On-going and future regulatory actions may alter, perhaps to a materially adverse extent, the ability of the Company to continue to operate.

We earn Bitcoin in exchange for computational power used for hashing calculations from mining pool operators. Regulatory action, particularly in the United States, may negatively affect the value of Bitcoin, which is the focus of our mining operations. Enforcement actions by the SEC or other regulators against trading platforms and exchanges may indirectly negatively affect the Company if these actions have the effect of limiting public access to Bitcoin. The effect of any future regulatory change on the Company or any cryptocurrency that the Company may mine is impossible to predict, but such change could be substantial and adverse to the Company.

Governments may in the future curtail or outlaw, the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may in the future take regulatory actions that may increase the cost and/or subject cryptocurrency companies to additional regulation or prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. By extension, similar actions by other governments, may result in the restriction of the acquisition, ownership, holding, selling, use or trading in our Common Shares. Such a restriction could result in the Company liquidating its Bitcoin or other cryptocurrency inventory at unfavorable prices and may adversely affect the Company's shareholders.

The value of cryptocurrencies may be subject to volatility and momentum pricing risk.

Momentum pricing typically is associated with growth stocks and other assets whose valuation and prior price performance, as determined by the investing public, may give rise to anticipated future appreciation in value. Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies, inflating and making their market prices more volatile. As a result, they may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely affect the value of the Company's cryptocurrency inventory and thereby affect the Company's shareholders.

The profitability of the Company's operations will be significantly affected by changes in prices of cryptocurrencies. Cryptocurrency prices are highly volatile, can fluctuate substantially and are affected by numerous factors beyond the Company's control, including hacking, demand, inflation and expectations with respect to the rate of inflation, global or regional political or economic events and acceptance of cryptocurrencies as a substitute for cash. If cryptocurrency prices should decline and remain at low market levels for a sustained period while network difficulty does not decrease proportionally, the Company could determine that it is not economically feasible to continue ASIC based compute activities.

Volatility may have an impact on the value of HIVE's inventory of currencies. We try to mitigate this risk by combining daily sales of cryptographic currencies and converting part of the balance of the excess HIVE profits into U.S. dollars, Canadian dollars, and/or other investment assets that will ensure coverage of current operating expenses and capital expenditures in order to hedge the risk of volatility with regard to HIVE expenses.

Negative media coverage (highlighting for example, financial scandals related to crypto exchanges, regulatory actions and lawsuits against industry participants) and downward trends in pricing may adversely affect investor confidence, and ultimately, the value of the Company's digital currency inventory which may have a material adverse effect on the Company, including an adverse effect on the Company's profitability from current operations. The Company currently holds Bitcoin. Other coins that we mine using our GPU-based systems yield mining rewards in those crypto currencies, however, we regularly exchange those coins for Bitcoin. Further, as a result, the Company is more exposed to volatility in the Bitcoin market.

Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure.

To the extent that cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, or to the extent they maintain inadequate reserves against their extensions of credit, such events or actions could result in a reduction in cryptocurrency prices.

Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives and other currencies. For example, during the past six years, a number of cryptocurrency exchanges have been closed due to fraud, business failure or security breaches.

The Company may also be exposed to volatility in the cryptocurrency industry generally, including in sectors of the crypto industry that do not directly apply to the Company's business of providing ASIC based compute to mining pools but that are integral to the cryptocurrency industry as a whole. Negative developments in any aspect of the crypto industry, including trading platforms, individual coins and exposure of scams, appear to affect the market perception of the industry as a whole. As a result, the value of our stock and our Bitcoin assets may be subject to greater volatility stemming from industry developments not directly related to our mining business.

Our reliance on third-party mining pool service providers may have a negative impact on our business.

We receive Bitcoin rewards through third-party mining pool operators. We provide ASIC based computing power to mining pools, which in turn use such computing power to operate nodes and validate blocks on the blockchain. We receive a pro-rata share of Bitcoin mined from the mining pool operator based on the computing power we contribute.

We are dependent on the accuracy of the mining pool operator's record keeping to accurately calculate the network's statistically expected reward for our hashrate, and the global average transaction fees revenue per block. While we may have internal methods of tracking both the hashrate we provide and the network's statistically expected reward for that hashrate, the mining pool operator uses its own record-keeping to determine our reward. We may have little means of recourse against the mining pool operator if we fail to receive a payout or if we determine the calculation of the reward paid out to us by the mining pool operator is incorrect, other than by leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business, financial condition, and operations.

Possibility of Less Frequent or Cessation of Monetization of Cryptocurrencies

A decision by the Company to cease monetization of cryptocurrencies or to monetize cryptocurrencies less frequently could increase the risk of our cryptocurrencies decreasing in value and the risk of loss or theft of our cryptocurrencies. This in turn, may increase the level of audit risk for the Company's auditors in the area of auditing the existence and ownership rights of crypto-asset holdings. If the Company's auditors deem the audit risk too high, there is risk that the current auditors could withdraw from the audit which, in turn, would increase the risk of the Company's not being able to comply with the requirement for reporting annual audited financial statements as part of its ongoing continuous disclosure requirements as a publicly listed company.

Cryptocurrency Network Difficulty and Impact of Increased Global Computing Power

Network difficulty is a measure of how difficult it is to solve the cryptographic hash that is required to validate a block of transactions and earn a cryptocurrency reward from mining. If the network difficulty increased at a significantly higher rate than the Company's hashrate and the price of cryptocurrency did not increase at the same rate as network difficulty, then the profitability of the Company's operations would be significantly affected. There can be no assurance that cryptocurrency prices will increase in proportion to the rate of increase of network difficulty as network difficulty is subject to volatility in growth. As demand for Bitcoin has increased, the global network hashrate has increased, and to the extent more adoption of Bitcoin occurs, the demand for Bitcoin should increase, drawing more mining companies into the industry and further increasing the global network hashrate. Also, as new and more powerful and energy-efficient mining servers are deployed, the global network hashrate will continue to increase, meaning our respective percentage of the total daily rewards will decline unless we deploys additional hashrate at pace with the growth of global hashrate. As a result, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear and tear and other damage, and to increase our hashrate to keep up with a growing global network hashrate.

Banks may not provide banking services, or may cut off banking services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment.

A number of companies that provide Bitcoin and/or other cryptocurrency-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to cryptocurrency-related companies or companies that accept cryptocurrencies for a number of reasons, such as perceived compliance risks or costs. The difficulty that many businesses that provide Bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks willing to provide them with bank accounts and other banking services may be currently decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies or could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks were to close the accounts of many or of a few key businesses providing Bitcoin and/or other cryptocurrency-related services. This could decrease the market prices of cryptocurrencies and adversely affect the value of the Company's Bitcoin inventory.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of the Company's cryptocurrency inventory.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralised means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Bitcoin either globally or locally. Large-scale sales of cryptocurrencies would result in a reduction in their market prices and adversely affect the Company's operations and profitability.

Quantum computing may compromise cryptographic security underlying blockchain networks.

Advances in quantum computing may, over time, compromise the cryptographic algorithms that secure blockchain networks and digital assets, including Bitcoin.

Most existing blockchain protocols, including those supporting Bitcoin, rely on elliptic curve cryptography ("ECC") to secure wallet addresses, validate transactions and maintain network integrity. Quantum computing technologies, if sufficiently developed, could enable the efficient solving of the elliptic curve discrete logarithm problem, thereby undermining the security assumptions of ECC and potentially allowing unauthorized access to digital wallets, transaction forgery, or other network disruptions.

Recent research suggests that the quantum computing resources required to compromise ECC may be lower than previously estimated. While large-scale, fault-tolerant quantum computers capable of such attacks are not known to exist today, continued advancements in quantum computing may accelerate the timeline for when such risks become practical.

The potential impact of a successful quantum attack includes, among other things:

• unauthorized access to cryptocurrency holdings associated with vulnerable wallet addresses;

• loss of confidence in blockchain networks and digital assets;

• disruptions to transaction validation and network operations; and

• increased volatility or decline in the market value of cryptocurrencies.

Efforts are underway across the industry to develop and implement post-quantum cryptographic ("PQC") solutions designed to be resistant to quantum attacks. However, the transition to PQC may require significant protocol-level changes, coordination across decentralized networks, and extended implementation timelines. There can be no assurance that such solutions will be adopted in a timely manner, or at all, or that they will be effective in mitigating quantum-related risks.

In addition, uncertainty regarding the timing and feasibility of quantum computing breakthroughs, as well as public perception of such risks, may itself adversely affect market confidence in cryptocurrencies, independent of any actual technological compromise.

The Company monitors developments in quantum computing and cryptography and may, where feasible, adopt operational or technical measures intended to mitigate associated risks. However, given the decentralized nature of blockchain networks, the Company's ability to influence or control protocol-level changes is limited.

Any of the foregoing could have a material adverse effect on the Company's business, financial condition, results of operations, and the market price of its securities.

The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete other transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may adversely affect the Company's operations. A significant portion of cryptocurrency demand may be attributable to speculation. The failure of retail and commercial marketplaces to adopt cryptocurrency payment methods may result in increased volatility and/or a reduction in market prices, either of which may adversely impact the Company's operations and profitability. The factors affecting the further development of the industry, include, but are not limited to:

• Continued worldwide growth in the adoption and use of cryptocurrencies;

• Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

• Changes in consumer demographics and public tastes and preferences;

• The maintenance and development of the open-source software protocol of the network;

• The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

• General economic conditions and the regulatory environment relating to digital assets; and

• Negative consumer sentiment and perception of Bitcoin specifically and cryptocurrencies generally.

The Company's operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

The Company competes with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrencies through entities similar to the Company. In particular, the entry of exchange traded funds holding Bitcoin offers an alternative path to investing in Bitcoin. Market and financial conditions, and other conditions beyond the Company's control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly which could limit the market for the Company's Common Shares and reduce their liquidity.

The Company's Bitcoin may be subject to loss, theft or restriction on access.

There is a risk that some or all of the Company's Bitcoin could be lost or stolen. Access to the Company's coins could also be restricted by cybercrime (such as a denial of service ("DDoS") attack)against Fireblocks, Bank Frick or other third-party storage provider that the Company may use in the future. Any of these events may adversely affect the operations of the Company and, consequently, its investments and profitability.

As a measure of security against hackers, the Company holds its Bitcoin in segregated, secure storage wallets, maintained by Fireblocks, a leading provider of crypto asset secure storage and management, which specializes in securely storing crypto currencies. HIVE has not pledged or "staked" its Bitcoin assets as collateral against debt or other obligations of any kind. HIVE's Bitcoin is not stored on any exchange. HIVE's Bitcoin is never loaned to any third party.

Notwithstanding our proactive arrangements to protect our Bitcoin from hackers, there is no guarantee that our security measures, or the security measures of Fireblocks, will be effective. The Company may not be able to access or liquidate its digital currency inventory if one or more such storage solutions failed or was compromised.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet's public key or address is reflected in the network's public Blockchain. The Company will publish the public key relating to digital wallets in use when it verifies the receipt of cryptocurrency transfers and disseminates such information into the network, but it will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, the Company will be unable to access its coins and such private keys will not be capable of being restored by network. Any loss of private keys relating to digital wallets used to store the Company's cryptocurrency inventories could adversely affect its investments and profitability.

Bitcoin transactions are generally irreversible. If  our Bitcoin is stolen, lost, or incorrectly transferred may be irretrievable, and we may limited or no effective means of recovery;

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed or fraudulent Bitcoin transaction could adversely affect the Company's investments. Incorrectly executed transactions may be the result of computer or human error, despite rigorous controls to prevent such errors.

Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of Bitcoin generally will not be reversible and the Company may not be capable of seeking compensation for any such transfer or theft. Although the Company's transfers of Bitcoin will regularly be made by experienced members of the management team, it is possible that, through computer or human error, or through theft or criminal action, the Company's Bitcoin could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

If the award of Bitcoin for solving blocks and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations.

As the number of Bitcoin awarded for solving a block in the Blockchain decreases, the incentive for miners to continue to contribute processing power to the network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the Blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for the relevant coins and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the price of the relevant cryptocurrency that could adversely impact the Company's cryptocurrency inventory and investments.

If the award of coins for solving blocks and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. Miners ceasing operations would reduce collective processing power, which would adversely affect the confirmation process for transactions (i.e., decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the network more vulnerable to a malicious actor or botnet obtaining control in excess of fifty percent of the processing power. Any reduction in confidence in the confirmation process or processing power of the network may adversely impact the Company's mining activities, inventory of coins, and future investment strategies.

The 2028 Bitcoin Halving may adversely affect the Company's profitability.

The "minting" of new Bitcoin is part of the mining process. Each time a block is created, the first transaction in the block issues a certain number of Bitcoin to the Miner who created the block. Every 210,000 blocks, or roughly every 4 years, the amount of Bitcoin issued to miners in the transaction is cut in half. This is called "block reward halving" or "halving". Each halving event may have a potential deleterious impact on the Company's profitability, as fewer Bitcoin will be rewarded for each new block recorded. Based on the fundamentals of Bitcoin mining and historical data on Bitcoin prices and the network Difficulty rate after a halving event, it is unlikely that the network Difficulty rate and price after the halving event would remain at the prevailing level prior to the halving event, when Bitcoin rewards per block are halved; this may offset some of the impact of the halving event. Nevertheless, there is a risk that a future halving event may render the Company unprofitable and unable to continue as a going concern.

The most recent halving event occurred on April 20, 2024 when the block reward decreased from 6.25 Bitcoin to 3.125 Bitcoin, which means that currently there are 450 newly minted Bitcoin issued per day. Accordingly, the next halving event is expected to occur in 2028 (the "2028 Bitcoin Halving").

Forks in the Bitcoin network may occur in the future, which may affect the value of Bitcoin held by us.

Contributors can propose refinements or improvements to the Bitcoin network's source code that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. This is known as a "fork." In the event a developer or group of developers proposes modifications to the Bitcoin network that are not accepted by a majority of miners and users, but that are nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. This is known as a "hard fork."

The value of Bitcoin after the creation of a fork is subject to many factors, including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of additional forks in the future. It may be unclear following a fork which fork represents the original asset and which is the new asset. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new digital asset exceed the benefits of owning the new digital asset. Additionally, laws, regulation, or other factors may prevent us from benefiting from the new asset even if there is a safe and practical way to custody and secure the new asset. As such, we may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect the value of the Bitcoin we hold as well as our business, financial condition, and results of operations.

Bitcoin is a form of technology which may become redundant or obsolete in the future.

Bitcoin is currently the market leader, in terms of value and recognition, in the digital assets market, driven in large part by having the largest user base and the largest combined mining power in use to secure the Bitcoin network. It is generally understood that having more users and miners makes a digital asset more useful and secure, which in turn makes it more attractive and valuable, thereby encouraging new participants to enter the market.

Despite the advantages that the Bitcoin network holds over other digital asset networks, new technologies,  platforms or other digital assets could emerge that become more popular than Bitcoin.  If an alternative digital asset obtains significant market share-either in market capitalization, mining power, use as a payment technology or use as a store of value, Bitcoin’s market share and value may be reduced. Preferences in the digital assets markets shift away from proof-of work networks such as the Bitcoin network, or the if market otherwise adopts new digital assets, could result in a significant reduction in the value of Bitcoin, which could have a material adverse effect on our business, prospects or operations, including the value of the Bitcoin that we mine or otherwise acquire or hold for our own account.

Risks Related to HPC Businesses

Our ability to identify suitable locations and regulatory constraints could adversely impact our development pipeline, expansion strategy, and results of operations.

There is significant competition for suitable data center sites, particularly in supply-constrained geographies with access to reliable, low-cost power and robust fiber connectivity.  Our ability to identify, acquire and development suitable locations may be impacted by factors outside our control, including regulatory or permitting delays, community opposition, or changes in local land use or environmental regulations. Securing agreements for power interconnection, and obtaining the necessary permits, approvals, and licenses to construct and operate data centers, may be delayed, denied, or become cost prohibitive due to regulatory processes or evolving policy priorities.

Governmental actions, including the introduction of new regulations or restrictions on data centers, may reduce the availability of electricity, increase its cost, or otherwise adversely affect our business and development pipeline. In addition, development and construction delays, cost overruns, changes in market dynamics, environmental or community constraints, and the inability to continue securing suitable data center locations may adversely impact our operations, expansion strategy, financial condition, and results of operations.

The HPC market is highly competitive, and we face established competitors who may have more resources.

The HPC market is highly competitive and is rapidly evolving. We face significant competition from established data center operators, hyperscalers and specialized AI infrastructure companies. These companies may have multiple advantages over us, including greater scale, established customer relationships, technical expertise, and more ready access to capital. If our infrastructure does not meet customers' performance requirements, if we experience service interruptions or reliability issues, or if customer demand does not scale as anticipated, utilization rates at our facilities could be lower than expected. Any failure to attract sufficient demand, deliver consistent performance, or scale these initiatives effectively could adversely affect our data center revenues, margins and overall growth strategy.

Our HPC business may not be profitable.

In the 2024 financial year, the Company commenced an expansion into the HPC space through the conversion of certain graphics processing units ("GPU") cards into an on-demand GPU cloud service for companies operating in the AI industry. For the fiscal year ended March 31, 2026 the Company achieved revenues from its HPC hosting operations of approximately $19.5 million, against operating and maintenance costs approximately $8.7 million. For the fiscal year ended March 31, 2025, revenue from HPC hosting operations was approximately $10 million, against operating and maintenance costs of approximately $6.1 million.  Although the Company has been able to generate revenue from our HPC business, there is no assurance that it will achieve profitability in the future, whether due to a lack of customer acceptance, technological challenges, competing products, weakening economic conditions, increased regulatory costs or other factors, which would have a material adverse effect on the Company's overall business, operations and financial results.

The Teaming Agreement with Bell Canada Inc. is a framework for collaboration and business development opportunities and does not guarantee future customer volumes, revenues or deployments.

While the Teaming Agreement establishes a framework whereby BUZZ is a preferred sovereign GPU as a service provider, it does not guarantee future customer volumes, revenues or deployments. If BUZZ loses its status as a preferred provider, or is unable to capitalize on opportunities arising from the Teaming Agreement, our HPC growth strategy may be adversely affected.

Our expansion into HPC may divert resources from our core Bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity.

While we intend to continue our Bitcoin mining operations, our expansion into HPC may reduce the capital, personnel, and infrastructure available for our mining business. In particular, if we re-allocate power capacity to HPC workloads, our ability to mine Bitcoin may be reduced, which in turn could diminish our profitability. In addition, expanding into the HPC market may also increase operational complexity and place additional demands on our management, technical and support teams, which could negatively affect our overall performance, strategic execution and profitability.

The GPU compute market is rapidly evolving and volatile. If we are unable to adapt to changing market conditions, our business, operations and financial condition may be adversely affected.

The market for HPC and AI services is driven in large part by demand for data center space capable of supporting GPUs, server clusters, high-performance applications, and  specialized solutions and is characterized by rapid advances in technologies. In order to remain competitive, we must continually invest in and deploy new hardware, equipment and systems. New technologies or products may emerge that provide better performance or are more cost efficient than our current infrastructure, and could reduce the competitiveness, useful life or residual value of the Company's current GPU infrastructure.  If we are unable to successfully implement new technologies or maintain competitiveness with other industry participants, our business, operations and financial condition may be adversely affected.

Our expansion into AI and HPC infrastructure is highly capital intensive, and there can be no assurance we will be able to obtain financing on favorable terms, or at all.

The Company's AI and HPC infrastructure strategy is highly capital intensive and may require substantial debt, equipment financing, leasing arrangements or other financing obligations to acquire GPUs, networking equipment and related infrastructure. Our ability to arrange new financing, either at the corporate level, a non-recourse project-level subsidiary or otherwise, and the costs of such capital, are dependent on numerous factors, including market volatility, availability of credit from banks and other financial institutions, investor confidence, our level of indebtedness and our financial performance.  Debt financing, equipment financing, leasing arrangements or other financing obligations that we may incur may contain financial covenants, restrictions, enforcement mechanisms and other terms that limit our ability to take certain corporate and operational actions. Adverse business conditions, customer losses or market volatility could increase refinancing risk, liquidity pressure, financing costs or the risk of creditor enforcement actions.

We may not be able to obtain additional debt, equity or equity-linked financing, or other forms of financing, on favorable terms, if at all, which could impair our growth and our further development of HPC and AI services, adversely affect our existing operations and require us to seek additional capital, sell assets or restructure or refinance our indebtedness. In addition, if the terms of additional financing are less favorable or require us to comply with more onerous covenants or restrictions, our business operations could be restricted. Any of the foregoing could adversely impact our financial condition, cash flows and results of operations.

The Company may enter into long-term infrastructure or financing commitments in anticipation of future customer demand. If customer contracts are delayed, reduced, terminated, not renewed, or if counterparties fail to perform their obligations, the Company's revenues, cash flows, and growth strategy could be materially adversely affected.

Developing and constructing data center campuses requires substantial up-front capital expenditures, including for land, electrical infrastructure, interconnection and specialized equipment. We may enter into agreements to develop space or lease facilities for specific HPC customers during the early stages of the development process. If we were to fail to meet our development obligations, or to timely complete facilities, the customer may be entitled to terminate its agreement, seek damages, or pursue other remedies. Further, if a customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. In addition, we may be required to undertake significant financial commitments and assurances, such as security deposits, letters of credit, or minimum payment commitments prior to securing a customer or entering into revenue-generating agreements. If we are not able to complete an HPC data center in a timely manner, if development costs are higher than we currently estimate,  if a counterparty fails to perform its obligations,  or if we are unable to secure tenants, our revenues, cash flows, and growth strategy could be materially adversely affected.

The regulatory landscape surrounding the HPC and AI industries is rapidly evolving and may limit our ability to grow our HPC business.

The regulatory landscape surrounding the HPC and AI industries is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may affect our business and operations in ways that are difficult to predict. Regulators are increasingly scrutinizing the development and operation of data centers regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, data-sovereignty considerations, and national-security-related issues. New requirements, such permitting requirements, energy standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environment may be imposed. Further, with respect to AI, there are growing concerns about the ethical implications and potential misuse of the emerging AI technologies. Regulators and policymakers are increasingly focused on the governance, ethical use, and potential misuse of AI systems and advanced computing technologies, as well as cybersecurity, data protection, export controls, and compliance obligations applicable to large-scale data center and HPC infrastructure. Regulations targeting large-scale compute operations or digital infrastructure may cause us to incur significant compliance costs, and may limit our ability to grow our HPC business.

General Risk Factors

Future Capital Needs, Uncertainty of Additional Financing and Dilution

The ability of the Company to secure any required financing to sustain operations and expansion plans will depend in part upon prevailing capital market conditions and business success. There can be no assurance that the Company will be successful in its efforts to secure any additional financing or additional financing on terms satisfactory to management.

The Company currently anticipates that the internally generated funds will be sufficient for working capital requirements. However, the Company will need to raise additional funds to support more rapid expansion, including expansion of its HPC business and to develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We have primarily funded our growth through at-the-market ("ATM") offerings of our common stock or through other issuances. The Company may be required to raise additional funds through ATM public or private financing, strategic relationships, undertaking financing transactions at the subsidiary level, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. If adequate funds are not available on acceptable terms the Company may be unable to develop or enhance its business, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

Furthermore, we have primarily funded our growth through at-the-market ("ATM") offerings and other issuances of our common stock. Any additional equity or convertible debt financing may be dilutive to shareholders and debt financing, if available, may involve restrictive covenants. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share, or such equity securities may have rights, preferences or privileges senior to those of the holders of the common shares. The issuance of additional shares of our common stock dilutes the ownership interests of existing stockholders, and future equity sales could further dilute existing holdings and may reduce the market price of our common stock.

Management of Growth

The Company has recently experienced, and may continue to experience, rapid growth in the scope of its operations, particularly with respect to its HPC business. This growth has resulted in increased responsibilities for the Company's existing personnel, the hiring of additional personnel and, in general, higher levels of operating expenses. In order to manage its current operations and any future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems, as well as hire, manage and retain its employees and maintain its corporate culture including technical and customer service standards. There can be no assurance that the Company will be able to manage such growth effectively or that its management, personnel or systems will be adequate to support the Company's operations.

Additional Funding Requirements and Dilution

Further acquisitions and development of additional data centers will require additional capital to fund ongoing operating and capital expenditures, and the Company will require funds to operate as a public company. There is no assurance that the Company will be successful in obtaining the required financing for these or other purposes, including for general working capital. Also, the issuance of additional securities and the exercise of purchase warrants, stock options and other convertible securities will result in dilution of the equity interests of any persons who are or may become holders of shares of the Company.

Loss of key employees & contractors, or an inability to attract and retain personnel, may harm our business.

The Company depends on a number of key employees and contractors, the loss of any one of whom could have an adverse effect on the Company. The Company will not have and is not expected to purchase key person insurance on such individuals, which insurance would provide the Company with insurance proceeds in the event of their death. Without key person insurance, the Company may not have the financial resources to develop or maintain its business until it replaces the individual. The development of the business of the Company will be dependent on its ability to attract and retain highly qualified employees and consultants. The Company will face competition for personnel from other employers. If the Company is unable to attract or retain qualified personnel as required, it may not be able to adequately manage and implement its business plan.

Global Financial Conditions

Global financial conditions over the last few years have been characterized by volatility and the bankruptcy of several financial institutions or the rescue thereof by governmental authorities. These factors may affect the ability of the Company to obtain equity or debt financing in the future on terms favorable to it. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such levels of volatility and market turmoil continue, the operations of the Company may suffer adverse impact and the price of the Common Shares may be adversely affected.

Pandemics

The Company cautions that current global uncertainty about pandemics and their potential effect on the broader global economy may significantly negatively affect the Company.

Conflicts of Interest

Certain of the officers and directors of the Company are also directors, officers or shareholders of other companies. Such associations may give rise to conflicts of interest from time to time. The directors of the Company will be required by law to act honestly and in good faith with a view to the best interests of the Company and to disclose any interest which they may have in any project or opportunity of the Company. If a conflict arises at a meeting of the Board, any director in a conflict will disclose his interest and abstain from voting on such matter. In determining whether or not the Company will participate in any project or opportunity, the director will primarily consider the degree of risk to which the Company may be exposed and its financial position at that time.

Liquid Market for Securities

Even though currently the Company's Common Shares, which trade on the TSX, and NASDAQ have an active and liquid market, there can be no assurance that an active and liquid market for the Common Shares will continue or be maintained.

We do not intend to pay dividends in the foreseeable future.

To date, the Company has not paid any dividends on its outstanding securities and the Company does not expect to do so in the foreseeable future. Any decision to pay dividends on the Company's Common Shares will be made by the Board of Directors. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired or at a price equal to or greater than the price at which they purchased their shares.

Interest Rate Risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company has not entered into any derivative contracts to manage this risk. The Company will be exposed to interest rate changes on its investments that are expected to pay interest, and any credit facilities it may have that bear interest at a floating rate. Changes in the prime lending rate would affect earnings and could adversely affect the Company's profitability.

Currency Exchange Risk

The Company is exposed to fluctuations in currency exchange rates, which could negatively affect its financial condition and results of operations. In particular, exchange rate fluctuations may affect the costs that the Company incurs in its operations. Cryptocurrencies are generally sold in U.S. dollars and the Company's costs are incurred principally in Canadian dollars as well as other foreign currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar could increase the cost of mining in U.S. dollar terms. In addition, the Company holds cash balances in both U.S. dollars and Canadian dollars the values of which are impacted by fluctuations in currency exchange rates.

The market price for our common shares may be volatile and subject to wide fluctuations, which could have a negative impact on our shareholders.

In recent years, the securities markets in the United States and Canada, have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price that have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. There can be no assurance that continual fluctuations in price will not occur, and the trading price of the Company's shares may be subject to large fluctuations and may decline below the price at which an investor acquired its shares. The trading price may increase or decrease in response to a number of events and factors, which may not be within the Company's control nor be a reflection of the Company's actual operating performance, underlying asset values or prospects. Accordingly, investors may not be able to sell their securities at or above their acquisition cost.

Common shares issuable upon exchange of the Exchangeable Notes may dilute the ownership interest of our shareholders or may adversely affect the market price of our common shares.

The exchange of the 0% Exchangeable Notes due 2031 issued by HIVE Bermuda 2026 Ltd. and exchangeable into shares of HIVE (the "Exchangeable Notes" or the "Notes") may dilute the ownership interests of our shareholders. Upon conversion of the Exchangeable Notes, we will generally have the right to elect to settle conversions by paying or delivering, as applicable, cash, common shares or a combination of cash and common shares. If we elect to settle these obligations in common shares or a combination of cash and common shares, any sales in the public market of our common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares. Also, the existence of the Notes may encourage short selling by market participants as a result of hedging or arbitrage trading activity that we expect certain investors in the Notes engage in, or anticipated conversion of the Notes into our common shares could depress the price of our common shares.

We may be unable to raise the funds necessary to repurchase the Exchangeable Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Exchangeable Notes.

Noteholders may, subject to a limited exception, require us to repurchase their Exchangeable Notes following a "Fundamental Change" (as defined under the Indenture) at a cash repurchase price generally equal to the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the Exchangeable Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or exchanged. In addition, upon exchange, we will satisfy part or all of our obligation in cash unless we elect to settle exchanges solely in our common shares. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Exchangeable Notes or pay any cash amounts due upon their maturity or exchange. In addition, applicable law and regulatory authorities may restrict our ability to repurchase the Exchangeable Notes or to pay any cash amounts due upon their maturity or exchange.

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial takeover attempt of the Company.

Certain provisions in the Exchangeable Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a Fundamental Change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their Exchangeable Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change (as defined in the Indenture), then we may be required to temporarily increase the exchange rate. In either case, and in other cases, our obligations under the Exchangeable Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common shares may view as favorable.

The capped call transactions may affect the trading price of the Exchangeable Notes and the market price of our common shares.

In connection with the pricing of the Exchangeable Notes, we entered into privately negotiated capped call transactions certain financial institutions (the "option counterparties"). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the Company expects the option counterparties or their respective affiliates to purchase common shares and/or enter into various derivative transactions with respect to the common shares concurrently with or shortly after the pricing of the Notes, and such option counterparties or their respective affiliates may unwind these various derivative transactions and/or sell common shares in open market transactions. This activity could increase (or reduce the size of any decrease in) the market price of the common shares or the Notes at that time.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to the common shares and/or purchasing or selling common shares or other securities of the Company in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so during any observation period related to an exchange of the Notes). This activity could also cause or avoid an increase or decrease in the market price of our common shares or the Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties' performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common shares. In addition, upon a default by an option counterparty, we may suffer more dilution, the effect of which would not be compensated for, than we currently anticipate with respect to our common shares. We can provide no assurance as to the financial stability or viability of the option counterparties.

We face risks associated with our current indebtedness, and our failure to service debt or remain in compliance with certain covenants may have a material adverse effect on our business, financial condition, and results of operations.

As described in more detail in this Annual Report, and we and certain of our subsidiaries have entered into debt financing, including the Exchangeable Notes, and we may become party to additional debt financing arrangements in the future. Our level of indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions.  Agreements governing our current debt obligations, and any debt we may incur in the future, may contain financial covenants and covenants that restrict our and our subsidiaries' ability to take certain corporate and operational actions. As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Any violation by us of any of these covenants could provide the lender with the ability to accelerate the maturity of the indebtedness and exercise a variety of remedies, including foreclosing on any collateral securing the debt.

Risks Related to Certain Regulatory Compliance and Other Legal Matters

As we continue to expand, our obligations to comply with the laws, rules, regulations and policies across a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by Canadian, U.S. and non-U.S. regulators and governmental authorities.

The Company is incorporated under the laws of British Columbia.  Our corporate headquarters are in Texas, and our primary properties are located in Sweden, Paraguay, and the Provinces of Québec and New Brunswick. As we expand our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of multiple jurisdictions.  Laws regulating financial services, the internet, computing, digital assets and related technologies in the various jurisdictions often impose different, and potentially conflicting obligations, as well as broader liability, on us.  Moreover, laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties in, or with, certain countries or territories, or in certain activities.

Due to the international scope of our operations, multiple regulators with a broad discretion to audit and examine our business have oversight over our activities, and we may be subject to examinations, inquiries, reviews, and investigations.  To the extent we have not complied, or are deemed to have not complied, with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our offerings, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, financial condition, and results of operations.

Energy Tariffs in Paraguay

The Company previously announced plans to construct and develop two data center facilities located in Valenzuela and Yguazú, Paraguay (the "HIVE Paraguay Facilities"). The HIVE Paraguay Valenzuela Facility is currently in the preliminary planning stage and the HIVE Paraguay Yguazú Facility has commenced operations. The contracted term of these power purchase agreements extends until December 31, 2027. Thereafter, continued operation will rely on the Company's ability to renegotiate these agreements. The success and profitability of these facilities will depend largely on the cost of electricity. In June 2024, ANDE announced a 14% increase in energy tariffs. It is currently expected that the increase in the energy tariffs will contribute to an increase in operational costs and negatively impact the potential profitability of the HIVE Paraguay Facilities. Management of the Company cannot accurately predict the potential impact of the tariff increase on the Company at this time.

There is a risk that energy tariffs in Paraguay could be subject to further increases by ANDE. These increased costs may not be fully offset through increases in the price of Bitcoin, which could have a material adverse effect on our business, financial condition, and results of operations. There is also a risk that the power purchase agreements may not be extended by ANDE.

The application of the U.S. Commodity Exchange Act, as amended (the "CEA") and the regulations promulgated thereunder by the U.S. Commodity Futures Trading Commission ("CFTC") to our business is unclear and is subject to change in a manner that is difficult to predict.

The CFTC has stated that Bitcoin falls within the definition of a "commodity" under the CEA.  As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the spot markets for Bitcoin. The CFTC also has regulatory and supervisory authority with respect to commodity futures, options, and/or swaps (Commodity Interests") and certain transactions in commodities offered to retail purchasers on a leveraged, margined, or financed basis.  Furthermore, trusts, syndicates, and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the National Futures Association as "commodity pools."

Changes in our activities, the CEA, or the CFTC's rules, or if our mining activities or transactions in Bitcoin were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for our shareholders, may subject us to additional regulatory requirements, licenses, and approvals, which could result in significant increased compliance and operational costs. If we determine it is not possible or practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business.

We are involved in legal proceedings from time to time, which could adversely affect us.

From time to time, we have been, and may in the future be, a party to legal and regulatory proceedings, including matters involving governmental agencies or regulators, entities with whom we do business, and other proceedings, whether arising in the ordinary course of business or otherwise. Litigation, regardless of outcome, may result in significant expenditures, diversion of our management's time and attention from the operation of the business and damage to our reputation or relationship with third parties, which could materially and adversely affect our results of operations, strategy, and financial performance.

Regulatory changes reclassifying Bitcoin as a security could lead to the Company being classified as an "investment company" under the Investment Company Act of 1940 (the "1940 Act") and could adversely affect the market price of Bitcoin and the market price of our listed securities.

While the SEC and its staff have taken the position that Bitcoin (in its current form) is not a security, such statements are not official policy statements by the SEC and reflect only the speakers' views and are not binding on the SEC or any other agency or court. Moreover, the legal and regulatory landscape surrounding cryptocurrency continues to evolve, and SEC rules and applicable law are subject to change. A contrary determination by the SEC could lead to our being classified as an "investment company" under the 1940 Act. Under the 1940 Act, investment companies are subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition. If  we were to be reclassified as an investment company, compliance with the requirements of the 1940 Act applicable to registered investment companies may make it difficult for us to continue our current operations and this would materially and adversely affect our business, financial condition and results of operations.

In addition, if Bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our listed securities.

The ability of shareholders to bring actions or enforce judgments against us or our directors and executive officers may be limited.

The Company is incorporated under the laws of the Province of British Columbia, most of the Company's officers and directors are not U.S. residents.  Moreover, all or a substantial portion of the assets of the Company or the foregoing persons are located outside of the U.S.  Consequently, it may be difficult for United States investors to effect service of process within the United States upon us or upon such persons who are not residents of the United States, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under United States securities laws. A judgment of a United States court predicated solely upon such civil liabilities may be enforceable in Canada by a Canadian court if the United States court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or us predicated solely upon such civil liabilities.

Imposition of U.S. Tariffs

While HIVE is a corporation organized pursuant to the laws of the Province of British Columbia with operations outside the United States, trade policy enacted by the U.S. could affect jurisdictions in which the Company operates as well as third parties with which the Company does business. The U.S. has previously enacted, and has proposed to enact, new tariffs (or increases of existing tariffs) on certain items imported from other countries. Following their enactment other countries have previously enacted, or have proposed to enact, new tariffs on imports of U.S. goods. Subsequently, the U.S. and various countries subject to those tariffs have engaged in trade negotiations and, in some instances, agreed to suspend or terminate certain tariffs. It is uncertain whether additional treaties or other trade policies will be enacted or modified by the U.S. or any other government or trade organization in the future. Future changes by the U.S. and foreign governments to trade or investment policies, treaties and tariffs, as well as fluctuations in exchange rates, or the perception that any these changes could occur, could adversely affect third party manufacturers on which the Company relies, as well as the future of the Company's relationships with those third-party manufacturers, which could have an adverse impact on the Company's business, financial condition and results of operations. In addition, actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions that apply to the jurisdictions in which the Company operates or in which third parties with which the Company does business operate, could negatively impact the Company's business, financial condition and results of operations.

We are subject to extensive environmental regulation, and failure to comply with environmental laws or changes in such laws could result in significant liabilities and have a material adverse effect on our business.

All of the Company's operations will be subject to environmental regulations, which can make operations expensive or prohibitive. The continued evolvement of environmental regulations may lead to the imposition of stricter standards, more diligent enforcement, and heavier fines and penalties for noncompliance. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations or cause delays in the development of mining projects.

The Company may be subject to potential risks and liabilities associated with pollution of the environment through its use of electricity to mine cryptocurrencies. In addition, environmental hazards may exist on a property in which the Company directly or indirectly holds an interest which are unknown to the Company at present which have been caused by previous or existing owners or operators of the property which would result in environmental pollution. A breach of such legislation may result in the imposition of fines and penalties. To the extent the Company is subject to environmental liabilities, the payment of such liabilities or the costs that it may incur to remedy environmental pollution would reduce funds otherwise available to it and could have a material adverse effect on the Company. If the Company is unable to fully remedy an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on the Company.

Because we have ceased to be a foreign private issuer, we are required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers, and we have incurred and may continue to incur additional legal, accounting, and other expenses that we would not incur as a foreign private issuer.

As a foreign private issuer ("FPI"), as such term is defined under the Exchange Act, the Corporation was exempt from certain of the provisions of U.S. federal securities laws until January 1, 2026. The Corporation determined that, as of September 30, 2025, the Corporation no longer qualified as a "foreign private issuer" (as such term is defined under Rule 405 of the Securities Act). Accordingly, as of April 1, 2026, we do not use the forms and rules designated for foreign private issuers and are subject to the same reporting and disclosure requirements applicable to U.S. domestic issuers. We are now required to file periodic reports and financial statements prepared in accordance with GAAP with the SEC on Form 10-K and Form 10-Q, as applicable, as well as current reports on Form 8-K, which are more detailed and extensive than the forms available to a foreign private issuer. We must also comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders have become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we have lost our ability to rely upon exemptions from certain Nasdaq corporate governance requirements. As a U.S.-listed public company, we are subject to the same reporting and disclosure requirements applicable to U.S. domestic issuers, and we have incurred and may continue to incur significant additional legal, accounting and other expenses that we did not incur as a foreign private issuer, and may incur accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange.

The regulatory and legislative developments related to climate change may materially adversely affect our brand, reputation, business, results of operations and financial position.

Multiple governmental units and other regulatory bodies have enacted, introduced or are contemplating legislative and regulatory changes in response to the increasing focus on climate change and its potential impacts, including from governmental bodies, interest groups and stakeholders. Legislation and increased regulation regarding climate change could restrict our operations and energy supply and impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting.

Further, the jurisdictions in which we operate could impose or increase taxes or regulatory fees on the electricity that we purchase, which could result in substantially higher energy costs. Data centers require a significant amount of electrical power to operate, and increased taxes or fees could put us at a competitive disadvantage.  Any future climate-related regulations could also adversely impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how climate-related legislation and regulation will affect our financial condition, operating performance and ability to compete. Further, increased awareness and any adverse publicity in the global marketplace about potential contribution to climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our financial position, results of operations and cash flows.

The rapidly evolving and uncertain regulatory landscape for cryptocurrencies exposes us to legal risks, compliance costs, and potential business disruptions.

Our business operates within a complex and evolving regulatory framework that includes a wide range of federal, state, and international laws, rules, and policies. These include regulations governing financial services, securities, commodities, money transmission, consumer lending, privacy, cybersecurity, taxation, anti-bribery, sanctions, anti-money laundering, and other areas. Many of these laws were enacted before the rise of cryptocurrencies and blockchain technology, creating uncertainty in their interpretation and application.

Regulatory bodies, including the SEC, CFTC, federal energy regulators, and other financial oversight agencies, frequently modify and reinterpret existing rules, leading to inconsistencies across jurisdictions. As a result, we must exercise judgment in determining how certain laws apply to our operations, and regulators may not always agree with our interpretations. If we are found to be in violation of any applicable laws, rules or policies, we could face significant fines, license revocations, product or service restrictions, reputational damage, and other regulatory consequences that could materially impact our business.

Additionally, failures of major cryptocurrency trading platforms and lenders, such as FTX Trading Ltd., Celsius Network LLC, Voyager Digital, and Three Arrows Capital, have intensified calls for stricter oversight of the cryptocurrency economy. In response, legislative and regulatory bodies in the U.S. and abroad are actively considering new regulations that could affect our operations. Increased scrutiny and regulatory actions may subject us to audits, examinations, investigations, and enforcement proceedings that could disrupt our business and increase compliance costs

Given the unpredictable nature of cryptocurrency regulation and enforcement, any adverse regulatory developments, whether through new laws, changing interpretations, or enforcement actions, could negatively impact our reputation, business operations, financial condition, and ability to offer competitive products and services.

Risks Related to Taxation

Tax Consequences Generally

As more fully described in this section "RISK FACTORS-Risks Related investment in the Company may have tax consequences in Canada, the United States or another jurisdiction, depending on each particular existing or prospective shareholder's specific circumstances. Such tax consequences are not described herein, and this Annual Report is not intended to be, nor should it be construed to be, legal or tax advice to any particular shareholder. Existing and prospective shareholders should consult their own tax advisors with respect to any such tax considerations.

Passive Foreign Investment Company Regulations Could Affect U.S. Shareholders

Generally, if for any taxable year, 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets are held for the production of, or produce, passive income, we would be characterized as a "passive foreign investment company" or "PFIC" for U.S. federal income tax purposes. For purposes of the above calculations, we will be treated as if we hold our proportionate share of the assets of, and receive directly our proportionate share of the income of, any other corporation in which we directly or indirectly own at least 25%, by value, of the shares of such corporation. Passive income includes, among other things, dividends, interest, certain non-active rents and royalties, net gains from the sale or exchange of property producing such income and net foreign currency gains. Assets that produce or are held for the production of passive income generally include cash, even if held as working capital or raised in a public offering, marketable securities, and other assets that may produce passive income. The determination as to whether a non-U.S. corporation is a PFIC is a factual determination made on an annual basis after the close of each taxable year.

This determination is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on, among other things, the composition of the non-U.S. corporation's income, expenses and assets, as well as the relative value of its assets (which may fluctuate with the non-U.S. corporation's market capitalization), from time to time and the nature of its activities. While not free from doubt, the Company does not believe it was a PFIC for 2025 and does not expect to be a PFIC for 2026; however, PFIC status is determined annually, and whether the Company will be a PFIC for any year is uncertain. Moreover, the application of the PFIC rules to digital assets and to Bitcoin in particular as well as transactions related thereto is subject to uncertainty. Accordingly, there can be no assurance that the Company will not be classified as a PFIC for the current taxable year or for any future taxable year. If we are a PFIC for any taxable year during which a U.S. person holds our Common Shares, we would continue to be treated as a PFIC with respect to that U.S. person for such taxable year and, unless the U.S. person makes certain elections, for future years even if we cease to be a PFIC. If we are characterized as a PFIC, U.S. holders of our Common Shares may suffer adverse U.S. federal income tax consequences, including the treatment of all or a portion of any gains realized on the sale of our Common Shares as ordinary income, rather than as capital gain, the loss of the preferential income tax rate applicable to dividends received on our Common Shares by individuals who are U.S. holders, the addition of interest charges to the tax on such gains and certain distributions, and required compliance with certain reporting requirements. A U.S. shareholder of a PFIC generally may mitigate certain of these adverse U.S. federal income tax consequences by making a Qualified Electing Fund ("QEF") election or a mark-to-market election. However, we do not intend to provide the information necessary for U.S. Holders to make QEF elections if we are classified as a PFIC. Prospective U.S. Holders contemplating an investment in the Common Shares are urged to consult their tax advisors regarding the Company's status as a PFIC and the U.S. federal income tax consequences that may apply if the Company is determined to be a PFIC in any taxable year.

Risk of potential adverse U.S. federal income tax consequences to 10% or greater United States shareholders

If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our Common Shares, such person may be treated as a "United States shareholder" with respect to each "controlled foreign corporation" in our group. A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of "Subpart F income," "global intangible low-taxed income," and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Subpart F income generally includes dividends, interest, certain non-active rents and royalties, gains from the sale of securities and income from certain transactions with related parties, and "global intangible low-taxed income" generally consists of net income of the controlled foreign corporation, other than Subpart F income and certain other types of income, in excess of certain thresholds. In addition, a United States Shareholder that realizes gain from the sale or exchange of shares in a controlled foreign corporation may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a controlled foreign corporation for U.S. federal income tax purposes if United States Shareholders own, directly, indirectly or constructively, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation after applying complex attribution rules.

We are not committing to assist investors in determining whether we or any of our non-U.S. subsidiaries are treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation or to furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. If we or any of our subsidiaries are classified as both a controlled foreign corporation and a "passive foreign investment company" or "PFIC" (as discussed above), we or such subsidiary generally will not be treated as a PFIC with respect to those United States persons that meet the definition of a United States Shareholder during the period in which we or such subsidiary are a controlled foreign corporation. A United States person should consult its advisors regarding the potential application of these rules to an investment in our Common Shares.

Transfer Pricing

We have cross-border transactions among the entities within our company group in relation to various aspects of our business. Canadian and U.S. transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any transaction involving associated enterprises be on arm's-length terms and conditions. We view the transactions entered into among the Company and our subsidiaries to be priced on arm's length terms and conditions and to be in accordance with the relevant transfer pricing regulations. If, however, a tax authority in any jurisdiction were to successfully assert that the terms and conditions of such transactions are not arm's length or that other income of our subsidiaries should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing profitability and cash flow.

An adverse tax decision in respect of our Swedish subsidiaries may have an adverse on our business, operations and financial condition.

The Company's wholly owned subsidiaries located in Sweden (Bikupa Datacenter AB ("Bikupa") and Bikupa Datacenter 2 AB ("Bikupa 2")) received decision notice of assessments ("the decision(s)"), on December 28, 2022, December 21, 2023, December 22, 2023, May 28, 2024, October 14 and 16, 2024, March 18, 2025, September 23, 2025, October 14, 2025 for Bikupa and February 14, 2023, December 21, 2023, June 14, 2024, September 11 and 23, 2024, March 21, 2025, June 12, 2025, August 11, 2025, November 26, 2025 and March 25, 2026 for Bikupa 2 respectively, from the Swedish Tax Agency in connection with the application of VAT and its ability to recover input VAT against certain equipment and other charges in a total amount of SEK 765.6 million or approximately $80.5 million. The assessments cover the period December 2020 to June 2025 for Bikupa, and the period April 2021 to December 2025 for Bikupa 2, expressing the intent to reject the recovery of all the VAT for the periods under assessment and repayment of amounts previously received plus applicable interest.

The Company filed a formal appeal in connection with the December 28, 2022, Bikupa decision on February 9, 2023; however, there can be no guarantee that the Company will achieve a favourable outcome in its appeal. A formal appeal for Bikupa 2 in relation to the February 14, 2023, decision was filed on March 10, 2023, by the Company. The Company engaged an independent legal firm and independent audit firm in Sweden with expertise in these matters to assist in the appeal process. The Company does not believe that the decision has merit because in management's opinion and those of the Company's independent advisors, the decision is not compatible with the current applicable law and therefore the amount claimed to be owed by the Company is not probable.  According to general principles regarding the placement of the burden of proof, it is up to the Swedish Tax Agency to provide sufficient evidence in support of its decision. It is the Company's opinion; the Swedish Tax Agency has not substantiated their claim. We are not aware of any precedent cases, authoritative literature, or other statement that supports the STA's position. EU guidelines and a ruling from the Swedish Council for Advance Tax Rulings together with an IT forensic expert opinion and legal opinion from a Swedish Professor of VAT support the company’s position. The cases have gone through the Administrative Court and the Court of Appeal and are currently being appealed by the company to the Supreme Administrative Court.

It is not yet known when this dispute will be resolved; the due process following appeals and the court ruling could extend beyond a year. Furthermore, given that the industry is rapidly developing, there can be no guarantee that changes to the laws or policies of Sweden will not have a negative impact on the Company's tax position with respect to the eligibility of the claimed VAT.

The Company has another claim related to VAT assessments that arose in connection with Bikupa Real Estate AB and the 2023 purchase of the Little Boden facility (formerly referred to as "Boden 2"). The Company has disputed the STA's claim; however, the STA has obtained a decision from the Administrative Court upholding the claim. The Company has appealed this decision. The Company's external tax advisors do not believe that this VAT assessment represents a material liability for the Company.

It is not yet known when these disputes will be resolved; the due process following appeals and the court ruling could extend well beyond a year.  Furthermore, given that the industry is rapidly developing, there can be no guarantee that changes to the laws or policies of Sweden will not have a negative impact on the Company's tax position with respect to the eligibility to reclaim VAT in the future.

If the Company is unsuccessful in its appeals, the full amount could be payable including other items such as penalties and interest that may continue to accrue, which would likely have an adverse affect in our business, operations and financial condition.

We may be subject to tax audits by regulators such as the Canada Revenue Agency (the "CRA"), which administers the federal goods and services tax and harmonized provincial sales tax ("GST/HST") and Revenu Québec (which administers the Quebec provincial sales tax, or "QST"). Any adverse determination may result in negatively affect our business, financial conditions and results of operations.

HIVE, including its subsidiaries and affiliated companies, has in recent years been subject, and in the future may continue to be subject, to a number of audits conducted by governmental tax authorities. As a result of these audits, certain reassessments have been issued in relation to a number of HIVE's affiliates in Canada. In some cases, we have disagreed with these reassessments, which, in our view, do not accurately reflect the current and applicable tax legislation as it pertains to our operations in Canada. Where we believe appropriate, HIVE or its subsidiaries have initiated formal administrative procedures to dispute these reassessments, which include submission of formal objections to the relevant tax authorities. These objections challenge the interpretation and application of the legislation as adopted by the authorities.

Currently, two of the Company's subsidiaries have claimed significant consumption tax credits, most of which are being withheld pending resolution of ongoing audits by the CRA:

  9376-9974 Quebec Inc. has filed for and claimed approximately C$8.2 million in consumption tax credits, which to date remain unpaid; and
  Hive Atlantic Datacentres Ltd. has filed for and claimed approximately C$40.4 million in consumption tax credits, which to date remain unpaid.

While HIVE believes its tax estimates and position regarding the applicable tax legislation are reasonable, the final determination of the audits could have a material adverse impact on HIVE's business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Cybersecurity risks are managed across the Company and its subsidiaries and are integrated into our overall risk management framework.

Our cybersecurity risk management program is informed by applicable laws and regulations and draws guidance from industry standards and best practices, including frameworks published by the National Institute of Standards and Technology. While we reference these frameworks to inform our approach, this does not imply that we meet any particular technical standard, specification, or certification.

Our approach to cybersecurity risk management may include:

  Identification and Assessment. Identification and assessment of cybersecurity risks that could impact our operations, facilities, third-party vendors, critical systems, and information.
  Risk Mitigation and Control. Implementing administrative, physical, and technical policies and controls designed to protect data and systems, including incident response procedures.
  Use of Outside Experts. Leveraging external service providers, including assessors, consultants, auditors, and other third parties, to assess, test, monitor, and respond to cybersecurity threats in an attempt to maintain robust security controls.
  Oversight of Third-Parties. Establishing processes to oversee and identify cybersecurity risks associated with third-party service providers, and evaluating third-party vendors for compliance with our standards.
  Incident Response. Maintaining a cybersecurity incident response plan that outlines procedures for responding to and managing cybersecurity incidents.
  Continuous Improvement. Regularly updating and improving our cybersecurity practices and policies based on changing business practices, emerging threats, new technologies, and evolving industry standards.

We continue to monitor and seek to manage these risks proactively to protect the ongoing security and resilience of our organization. A cybersecurity incident could result in (i) an interruption in our services, (ii) the loss of ability to control or operate our equipment, (iii) misappropriation of personal data and (iv) the loss of critical data that could interrupt our operations, any of which could, among other things, adversely impact our reputation and brand and expose us to increased risks of violation of applicable  law, governmental and regulatory investigation and enforcement actions, or private litigation or other liability, including potentially significant financial losses.

Cybersecurity Governance

Our Board has oversight responsibility for the management of risks facing the Company, including cybersecurity risks. The Board has delegated oversight of cybersecurity and information technology risks to the audit committee of the Board (the "Audit Committee"). Management provides period reports regarding cybersecurity risk to the Audit Committee, and also provides updates to the Board or Audit Committee, as appropriate, regarding any cybersecurity incidents that are considered significant or potentially material. We consult with external advisors, including legal counsel, where appropriate.

HIVE assigns day-to-day responsibility for cybersecurity risk assessment and management to our Chief Information Officer ("CIO") and Chief Technology Officer ("CTO") and relevant business unit leaders. Collectively, our CIO and CTO manage overall cybersecurity strategy, risk governance, and reporting, including implementing controls, conducting risk assessments, monitoring threats, and coordinating to incidents. Business unit leaders support risk identification and ensure that security practices are embedded within their operations.  Our internal team consists of individuals extensive experience and holding various industry-standard cybersecurity certifications, has the ability to capably handle a wide range of complex cybersecurity demands, including assessments, operations, and remediation across the spectrum of cybersecurity challenge.

HIVE, and its subsidiaries Buzz HPC and Bikupa Datacenter AB also hold a cyber insurance policy with a $5 million primary Tech E&O/Cyber policy with a single shared aggregate across all coverages, plus a $5 million follow-form excess layer above it, for $10 million total coverage.

Item 2. Properties

The following table summarizes our principal owned and leased properties as of March 31, 2026. These sites are used to host our HPC data centers.

Site Location	Owned/ Leased
New Brunswick, Canada	Owned
Quebec, Canada	Leased
Boden, Sweden	Leased
Boden 2, Sweden	Owned
Notviken, Sweden	Leased
Yguazú, Paraguay	Owned
Valenzuela, Paraguay	Owned
Toronto, Canada	Owned

In addition, in January, 2025 we leased office space in San Antonio, Texas, which serves as our corporate headquarters. We believe our existing facilities are sufficient for our current needs. In the future, we may reassess our existing facilities or add new facilities as we further expand our operations. For further information, including locations and descriptions of our properties, please see Part I, Item 1. Business, "Lines of Business and Business Overview-Our Portfolio" included in this Annual Report, which information is incorporated herein by reference.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, see Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases Of Equity Securities

Market Information for Common Stock

Our common stock is listed on Nasdaq and the Toronto Stock Exchange under the symbol "HIVE."

The securities regulatory authorities in each of the provinces and territories of Canada have published amendments to National Instrument 44-102 - Shelf Distributions ("NI 44-102") and certain related securities law instruments implementing a permanent expedited shelf prospectus regime for well-known seasoned issuers (the "WKSI Rules"), which came into force on November 28, 2025. In Canada, the term "well-known seasoned issuer" or "WKSI" is defined under has the meaning given to it in National Instrument 44-102 - Shelf Distributions ("NI 44-102"). HIVE qualifies as a well-known seasoned issuer in Canada because: (i) it has qualifying public equity of at least CAD$500,000,000 on one day during the preceding 60 days; (ii) it is a reporting issuer in each province and territory of Canada; and (iii) it is qualified to file a short form prospectus under section 2.2, 2.3, 2.4 or 2.5 of NI 44-102.

HIVE confirms that, as at the date of this Annual Report on Form 10-K, it satisfies the criteria to be eligible to file a WKSI base shelf prospectus under applicable Canadian securities laws, including having filed all required periodic and timely disclosure documents for the financial year ended March 31, 2026, and is not in default of any requirement of applicable securities legislation in any jurisdiction in which it is a reporting issuer. As of the date of this Annual Report on Form 10-K, the Corporation confirms that it continues to be eligible to file a WKSI base shelf prospectus

Holders of Record

As of May 25, 2026 there were 30 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends and Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and execute our strategic initiatives. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business, financial condition, results of operations, cash requirements and availability, industry trends, and other factors that the Board may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our indebtedness.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following chart compares the cumulative total shareholder return (TSR) of $100 invested in our Common Shares (HIVE) with the cumulative TSR of the NASDAQ Composite Index, RUSSELL 3000 and the equally-weighted average return of our self-constructed Peer Group for the period from March 31, 2021 to March 31, 2026.

Our self-constructed Peer Group Index consists of the members of our March 31, 2026 peer group with available publicly traded market data as of and subsequent to, March 31, 2026, and consists of:  CleanSpark Inc (CLSK), Keel Infrastructure Corp. [formerly Bitfarms Ltd.] (KEEL), Hut 8 Corp (HUT), Marathon Digital Holdings Inc (MARA), and Riot Platforms Inc. (RIOT).

Unregistered Sales of Equity Securities; Use of Proceeds from Registered Offerings

Exchangeable Senior Notes

In April, 2026, our subsidiary, HIVE Bermuda 2026 Ltd. ("HIVE Bermuda") issued $115 million aggregate principal amount of Exchangeable Senior Notes (the "Exchangeable Notes" or the "Notes"), which included the full exercise of the purchasers' option to purchase up to an additional $15.0 million aggregate amount of Notes. The Exchangeable Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside of the United States pursuant to Regulation S under the Securities Act. The Convertible Notes do not bear interest and mature on April 15, 2031. The Notes are general unsecured obligations of HIVE Bermuda and are fully and unconditionally guaranteed on a senior unsecured basis by the Company.

The Notes will not bear regular interest, and the principal amount of the Notes will not accrete. The Notes will mature on April 15, 2031 (the "Maturity Date"), unless earlier exchanged, redeemed or repurchased. Prior to January 15, 2031, the Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date. HIVE Bermuda will, at its election, settle exchanges by paying or delivering, as the case may be, cash, common shares of the Company or a combination of cash and Common Shares. The initial exchange rate is 389.5029 Common Shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $2.57 per Common Share, which represents a premium of approximately 17.5% above the closing sale price per Common Share Nasdaq on April 16, 2026), and is subject to adjustment in some events.

HIVE Bermuda may only redeem the Notes prior to April 20, 2029 at its option, in whole but not in part, upon the occurrence of certain tax-related events. HIVE Bermuda also may redeem the Notes at its option on or after April 20, 2029 in whole or in part if the last reported sale price of the Common Shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which HIVE Bermuda provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest (if any) to, but excluding, the redemption date.

Holders of the Notes may require HIVE Bermuda to repurchase for cash all or any portion of their Notes on April 15, 2029, at a cash repurchase price equal to the principal amount of the Notes to be repurchased. If HIVE undergoes a "fundamental change," subject to certain conditions and limited exceptions, holders of the Notes may require HIVE Bermuda to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest (if any) to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Notes or upon HIVE Bermuda's issuance of a notice of redemption, HIVE Bermuda will, in certain circumstances, increase the exchange rate for holders of the Notes who elect to exchange their Notes in connection with such a corporate event or exchange their Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

Net proceeds from the offering of the Notes were approximately $109.5 million.

Use of Proceeds from Registered Offerings

Amended October 2024 ATM Equity Program

The Amended October 2024 ATM Equity Program was pursuant to an amended and restated equity distribution agreement dated May 14, 2025 (the "Amended October 2024 ATM Agreement") between the Company and Keefe, Bruyette & Woods, Inc., Stifel Nicolaus Canada Inc., Canaccord Genuity LLC, Canaccord Genuity Corp., Roth Canada, Inc., B. Riley Securities, Inc., and Northland Securities, Inc. (the "October 2024 Agents").

Under the Amended October 2024 ATM Equity Program, the Company, through the October 2024 Agents, was able to sell up to $119.2 million of Common Shares. During the year ended March 31, 2026, the Company issued 53,540,585 Common Shares for gross proceeds of $119.2 million. The Amended October 2024 ATM Equity Program was completed on October 1, 2025.

November 2025 ATM Equity Program

The November 2025 ATM Equity Program was conducted pursuant to an equity distribution agreement dated November 25, 2025 (the "November 2025 ATM Agreement") between  the Company and Keefe, Bruyette & Woods, Inc., Stifel Nicolaus Canada Inc., Cantor Fitzgerald & Co., Cantor Fitzgerald Canada Corporation, Canaccord Genuity LLC,  Canaccord Genuity Corp., Roth Capital Partners LLC,  Roth Canada, Inc., B. Riley Securities, Inc., Northland Securities, Inc. and Rosenblatt Securities Inc. (collectively, the "November 2025 ATM Agents")

Under the November 2025 ATM Agreement, the Company, through the November 2025 ATM Agents, was able to sell up to $300 million of Common Shares. During the year ended March 31, 2026, the Company issued 19.9 million  Common Shares under the November 2025 ATM Equity Program for gross proceeds of $56.9 million.

We used the proceeds from our ATM Equity Program prudently to support the growth and development of our HPC business, as well as for working capital and general corporate purposes. For more information, please see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under "Item 1A. Risk Factors." See also "Cautionary Statement Regarding Forward-Looking Statements." Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides information intended to assist in the understanding of our results of operations and financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the related notes (the "Notes") included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report.

These documents and additional information regarding the business of the Company are available on the System for Electronic Data Analysis and Retrieval ("SEDAR+") at www.sedarplus.ca, the Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system maintained by the Securities and Exchange Commission (the "SEC") at www.sec.gov/EDGAR and the Company's website at www.hivedigitaltechnologies.com. For the year ended March 31, 2025, the Company transitioned its financial reporting framework from International Financial Reporting Standards ("IFRS") to the generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial data is in accordance with US GAAP as issued by the Financial Accounting Standards Board ("FASB") and all figures are reported in United States dollars unless otherwise indicated.

This Management's Discussion & Analysis contains information up to and including June 1, 2026.

BUSINESS OVERVIEW

HIVE is a growth-oriented company and our  primary business is operating data centers, the computing power of which is used for HPC and generating hashrate, which is sold to mining pools that use the hashpower for the "mining of cryptocurrencies".

The Company is a reporting issuer in each of the Provinces and Territories of Canada and under the Securities Exchange Act of 1934 in the United States.  The Company's common shares are listed for trading on the Toronto Stock Exchange, under the symbol "HIVE", as well as on the NASDAQ Capital Markets Exchange under "HIVE", and on the Colombian Stock Exchange under "HIVECO".

HIVE operates "green" energy-powered data center facilities in Canada, Sweden, and Paraguay.  Our references to "green" energy are to our energy supply agreements with producers of hydroelectric power in Canada, Sweden and Paraguay, and previously, hosting agreements with suppliers in Iceland where the hosting facilities were powered by hydroelectric or geothermal power.  One of our key objectives in locating our facilities where they are is to avoid or minimise using energy derived from fossil fuels.  Our facilities are connected to local power grids that are controlled by local authorities.  As a result, we do not control the sourcing of our power, which may include energy from any source on the grid.  However, the close proximity of our facilities to hydroelectric, and previously geothermal, based power generating plants, makes it highly probable that most or all of the energy we use for our data centers originates from those hydroelectric plants, which is the basis for our saying that our operations are "green."

The following table summarizes the operational hashrate of each of the Company's major data centers together with its average operational power consumption and power capacity available to each such data center, as of April 30, 2026. As of April 30, 2026, the Company’s total installed hashrate was approximately 25.2 EH/s 2 with an implied efficiency of 16.5 J/TH, based on the nameplate hashrate and power consumption of the installed miners. Where miners were operating in a modified operating mode, including through controlled downclocking for fleet optimization, the figures reflect the expected hashrate and power consumption associated with such modified operating mode. After accounting for these adjustments, the Company’s installed hashrate was approximately 24.5 EH/s, with an implied fleet efficiency of 16.1 J/TH.

Sites	Operational Hashrate	Installed Hashrate – Optimized 3	Installed Hashrate – Stock 4	MW Utilized	MW Capacity Available
New Brunswick, Canada owned facility 2	2,382 PH/s	2,464 PH/s	3,115 PH/s	37.2 MW	70.0 MW
Quebec, Canada leased facility	1,349 PH/s	1,513 PH/s	1,525 PH/s	33.6 MW	34.5 MW
Boden, Sweden leased facility	1,313 PH/s	1,609 PH/s	1,680 PH/s	11.6 MW	32.0 MW
Boden 2, Sweden owned facility	0 PH/s	0 PH/s	0 PH/s	0.0 MW	7.0 MW
Notviken, Sweden leased facility	30 PH/s	36 PH/s	52 PH/s	0.6 MW	1.5 MW
Yguazu, Paraguay owned facility	12,100 PH/s	12,125 PH/s	12,133 PH/s	193.4 MW	200.0 MW
Valenzuela, Paraguay owned facility	6,809 PH/s	6,705 PH/s	6,667 PH/s	103.3 MW	107.0 MW
Toronto, Canada owned facility	66 PH/s	66 PH/s	71 PH/s	1.0 MW	5.5 MW
Quebec City, Canada hosted facility 1	N/A	N/A	N/A	0.7 MW	0.7 MW
Montreal, Canada hosted facility 1	N/A	N/A	N/A	1.4 MW	1.4 MW
Stockholm, Sweden hosted facility 1	N/A	N/A	N/A	0.8 MW	0.8 MW
Manitoba, Canada hosted facility 1	N/A	N/A	N/A	1.0 MW	4.0 MW
Total	24,049 PH/s	24,518 PH/s	25,243 PH/s	384.6 MW	464.4 MW

1 Data center used for HPC / AI compute only.

2 Includes approximately 115 PH/s of BTC equivalent hashrate.

3 Installed Hashrate - Optimized: The hashrate of all installed ASICs based on their current operating configuration, whether stock settings or a modified operating mode.

4 Installed Hashrate - Stock: The hashrate of all installed ASICs based on their stock configuration.

Currently, the majority of our data center power is being utilized by HIVE to generate hashrate which is sold to mining pools who then utilize the hashrate for the mining of Bitcoin. The mining pools acquire the hashrate from HIVE based on an FPPS payout model. We retain our Bitcoin in segregated, secure storage wallets with Fireblocks Inc. ("Fireblocks") and Bank Frick, third-party providers that specialize in secure crypto storage.  We have not collateralized our Bitcoin assets against debt or other obligations of any kind.  Our Bitcoin is not stored on any exchange.  Our Bitcoin is never "staked" for mining purposes or loaned to any third party.

The Company recognizes the majority of its revenue from the provision of hashrate services, where the Company generates hashrate and sells said hashrate to mining pools which utilise the hashrate for their purposes while paying out HIVE based on an FPPS payout model for which the Company receives digital currencies and records them at their fair value on the date received.  The Company's revenue is being diversified through our expansion into Tier-III data center operations, which support HPC and AI based applications.

Change of Name and Diversification of Business

On July 12, 2023, the Company changed its name from HIVE Blockchain Technologies Ltd. to HIVE Digital Technologies Ltd.  The change represents HIVE's evolving focus on revenue opportunities made possible by HIVE's large inventory of Nvidia GPUs cards in combination with emerging technologies, including AI, machine learning, advanced data analysis and HPC.

FINANCIAL SUMMARY

	Three months ended March 31,		Year ended March 31,
(in thousands, except share amounts)	2026	2025	2026	2025

Total revenue	$71,816	$31,161	$297,791	$115,279
Net loss	(76,340)	(52,949)	(148,448)	(2,996)
Gross operating margin (1)	17,530	8,778	107,897	25,148

Basic loss per share	$(0.30)	$(0.34)	$(0.66)	$(0.02)

Digital assets mined - BTC	876	303	2,885	1,414

Non-GAAP measure. A reconciliation to its nearest GAAP measures is provided under "Reconciliations of Non-GAAP Financial Performance Measures" below.

HIGHLIGHTS

Digital currency operations

The Bitcoin protocol is such that following every 210,000 blocks that are mined, the mining rewards are reduced by 50 percent (a "Halving").  The most recent Halving occurred on April 20, 2024, with the block rewards reduced from 6.25 Bitcoin to 3.125 Bitcoin. The Company continues to make opportunistic investments to upgrade its ASICs and infrastructure, improve fleet efficiency and maximise hashrate.

On December 3, 2024, the Company announced the purchase of 13,480 Bitmain S21+ Hydro units, together with a purchase option for an additional 13,480 units, representing approximately a combined total of 8.6 EH/s capacity. The Company subsequently exercised this option, with approximately 7,420 units shipped to the Yguazú Facility and the remaining 6,060 units scheduled for shipment to the Valenzuela Facility in September 2025.

In March 2025, the Company purchased 16,560 Bitmain S21+ Antminers (~3.57 EH/s) delivered to the Yguazú Facility and subsequently exercised a purchase option for 15,000 additional Bitmain S21+ Hydro units (~4.78 EH/s) delivered to the Valenzuela Facility.

On March 17, 2025, the Company closed the acquisition of the 200 MW hydroelectric facility in Yguazú, Paraguay. Phase 1 (~6 EH/s) commenced operations in early April 2025. The site was fully energized by mid-May 2025. Phase 2 (~6.5 EH/s) was completed in early September 2025. Phase 3 at the Valenzuela facility (100 MW, ~6.5 EH/s) was completed on November 10, 2025, two weeks ahead of schedule, bringing total installed hashrate to approximately 25 EH/s with overall fleet efficiency of approximately 17.5 J/TH.

On October 5, 2025, the Company executed a cashless exercise of its call option on its prior Bitcoin payment on equipment purchases and repurchased 86.5341 Bitcoin at the strike price of $86,962 at a time when the market price was $123,502 resulting in a credit of $3.2 million that was used towards 723 Bitmain S21 XP Antminers that were ordered to replace some older generation ASICs.

On October 21, 2025, the Company announced it signed a definitive agreement to develop an additional 100 MW hydroelectric-powered data center campus at its Yguazú site in Paraguay. This expansion will increase HIVE's total renewable power capacity in Paraguay to 400 MW.

On December 14, 2025, the Company executed a cashless exercise of its call option on its prior Bitcoin payment on equipment purchases and repurchased 287.0313 Bitcoin at the strike price of $86,962 at a time when market price was $93,145 resulting in a credit of $1.8 million that was used towards the Bitmain S21 XP Antminers announced on December 30, 2025.

On December 30, 2025, the Company entered into an agreement to purchase 8,000 Bitmain S21 XP Antminers to upgrade some older-generation equipment across its data center portfolio. In addition, the Company entered into an agreement that will allow it to execute a cashless exercise of its call option on its prior Bitcoin payment on equipment purchases for 318.1019 Bitcoin at the strike price of $86,962 at a deemed market price of $110,000 resulting in a credit of $7.3 million that is to be applied towards the purchase of these Bitmain S21 XP Antminers.

The Bitmain S21 XP Antminers were expected to ship between January 2026 and March 2026. Each S21 XP unit has an average hashrate of approximately 270 TH/s, representing an aggregate nameplate capacity of approximately 2.16 EH/s. As these units are intended to replace existing lower-efficiency machines, the net expected increase in hashrate is approximately 1.30 ExaHash. As at March 31, 2026, the Company paid for and received delivery of 5,334 units from this order.

In January 2026, the Company sublet its lease agreement for its 4 MW facility in Robertsfors, Sweden through August 18, 2026 and disposed of the legacy ASIC equipment for nominal value, consistent with the Company's strategy of concentrating capital in its lowest-cost facilities.

These developments are central to HIVE's strategic commitment to fostering scalable, energy-efficient operations in regions that offer low-cost energy advantages. Management believes these advancements will drive significant value for our investors as we continue to optimize our operations and expand our presence in the Bitcoin mining landscape.

High-performance computing operations

The Company has continued to develop and expand its HPC business, which draws on the Company's fleet of GPUs in enterprise grade data center servers operating in Tier-III data centers. These GPUs operate with redundancy and are utilized for rental on GPU on-demand marketplaces and term contracts, where end users are typically performing Large Language Model ("LLM") computations, such as modeling, inference and fine-tuning. The Company's fleet of GPUs used for this purpose include the NVIDIA A5000, A6000, A40, H100 and H200 GPUs. Currently the Company has operations in Tier-III data centers in Montreal, Canada and Stockholm Sweden, where collectively approximately 5,000 GPUs are operating.

On November 17, 2025, the Company announced the purchase of 504 Nvidia Blackwell B200 GPUs installed in 63 Dell XE9680L servers with InfiniBand, representing HIVE's first deployment of next-generation AI-optimized liquid-cooled GPUs, slated for the Bell Canada AI Fabric data center in Manitoba, Canada.

On January 13, 2026, the Company announced its expansion into AI cloud services in Paraguay through a strategic joint venture with Paraguay's leading telecommunications operator. Through this partnership, HIVE launched one of the first purpose-built AI BUZZ Cloud platforms in Paraguay, located in Asunción and hosted within a Tier-III data center. The platform is designed to deliver HPC and AI infrastructure to serve academic institutions, enterprises, financial services firms, and healthcare providers across Paraguay and the broader South American region. The initial enterprise-grade GPU cluster deployment commenced in calendar Q1 2026.

On February 13, 2026, BUZZ signed customer agreements representing approximately $30 million in total contract value over two-year fixed terms for the 504 liquid-cooled Dell server-based Nvidia B200 GPUs at the Bell Canada AI Fabric data center in Manitoba. Originally expected to come online in the quarter ending March 31, 2026 the units are now expected to be in operation in May 2026. Based on executed contracts, current pricing, and deployment milestones, management expects this initial phase to generate approximately $15 million in projected annual recurring revenue ("ARR") for BUZZ's cloud business once fully operational, lifting total annualized HPC segment revenue from approximately $20 million to approximately $35 million.

The term “ARR” refers to the Company’s run rate revenue calculated on an annualized basis. As context dictates, the Company calculates ARR by: (i) multiplying the revenue realized per week times 52 weeks per year, (ii) multiplying the realized revenue per day times 365 days per year, or (iii) multiplying the  per quarter times four quarters per year. Projections of ARR may be unreliable as a predictor of future results because such projections typically do not incorporate the possibility of subsequent cancellations, discounts or downgrades in services.  We believe that ARR is a key indicator of our future revenue potential. However, ARR does not represent GAAP revenue on an annualized basis, is not intended to be a replacement or forecast of GAAP revenue and should be viewed independently as an operating metric.

On March 16, 2026, BUZZ announced a 4x expansion of its liquid-cooled Canadian AI data center capacity through its strategic data center partner Bell Canada AI Fabric. This expansion represents growth from 4 MW in Manitoba to 16.6 MW of critical IT load across two Provinces of Canada as follows:

  Manitoba (existing): 4 MW of critical IT load. BUZZ has deployed 504 next-generation AI-optimized GPUs (~1 MW consumed), with 3 MW of remaining capacity supporting approximately 1,500 additional GPUs.

  British Columbia - Phase 1 (new): 5 MW of critical IT load, available immediately, supporting deployment of approximately 2,000 next-generation high-power-density AI-optimized GPUs.

  British Columbia - Phase 2 (option): An additional 7.6 MW in 2027, supporting approximately 3,000 additional GPUs.

The Company's New Brunswick 70 MW site has been identified by management as a candidate for conversion to Tier-III hyperscaler co-location (estimated $85 million ARR), and the 7.2 MW Toronto Airport site is viewed as attractive for potential government or military applications. Design development and site planning at New Brunswick are advancing.

TRENDS, UNCERTAINTIES AND OTHER FACTORS IMPACTING OUR BUSINESS AND INDUSTRY

Energy Risks in Europe

Following the invasion of Ukraine by Russia, many countries have implemented aggressive tax policies, strategic reserves, and industrial incentives to protect their domestic energy supply. Management believes that the sharp rise in energy prices in Europe underscores the vulnerability of unhedged power consumers, particularly in energy-intensive industries while the geopolitical energy shock reinforces the strategic value of operating data centers in diverse locations. We believe a combination of energy scarcity and strong demand for AI-driven compute capacity imply that stable, low-cost renewable energy represents a critical competitive advantage in both digital asset mining and AI infrastructure services.

The Company has made best efforts to mitigate its exposure to high or unstable energy prices in Europe.  Notwithstanding those efforts, there is no assurance that this risk can be mitigated.  With respect to the Company's operations in Sweden, the increased energy prices across Europe resulting from the Russian invasion of Ukraine and other global events have been buffered partially by the Company having forward energy agreements for the purchase of electricity.  These energy hedging contracts allow HIVE to purchase a fixed quantity of power measured in MW, for a fixed period of time. As a result, if the index spot price increases, HIVE can rely on a previously agreed upon fixed energy price to continue operations uninterrupted.

HIVE actively monitors the hashrate economics of its operations to determine earnings from digital asset mining measured in dollars per megawatt-hour ("MWHR"). Under certain market conditions, it may be more profitable for HIVE to sell its energy rights back to the grid-as the Company would receive the proceeds of energy sold at index spot pricing, while paying the lower fixed price secured under the energy hedged contract-than to provide hash power services. This energy optimization strategy not only protects profitability but also demonstrates HIVE's operational flexibility in a volatile energy environment.

Our owned and leased Swedish data centers provide capacity of approximately 40.3 MW of renewable hydroelectric energy, which represents approximately 9% of our total global hydroelectric capacity. These facilities are strategically positioned to benefit from Sweden's robust renewable energy infrastructure and to support both hashrate services and emerging AI workloads. In an era when energy security is increasingly linked to national policy and the compute economy is rapidly expanding, management believes that HIVE's combination of stable renewable power and advanced data center infrastructure positions the Company to thrive across multiple high-growth digital sectors.

Market Value of Bitcoin

We primarily derive our revenues from providing ASIC compute to bitcoin mining pool operators. We earn Bitcoin in exchange for computational power used for hashing calculations from mining pool operators. Because our compensation is paid in Bitcoin, our operating and financial results are tied to fluctuations in the value of Bitcoin.

There is also a risk that the Company could be negatively affected by Bitcoin halving events.  Halving is a process designed to control the overall supply and reduce the risk of inflation in Bitcoin.  At a predetermined block, the mining reward is reduced by 50 percent.  The Bitcoin blockchain has undergone four Halvings since its inception.  Most recently, in April 2024, the Bitcoin Block Reward decreased from 6.25 Bitcoin to 3.125 Bitcoin per block and, consequently, the number of new Bitcoin issued to companies as a reward or "subsidy" decreased from 900 per day to 450 per day, excluding transaction fees.  The period of market normalization after the Bitcoin Halving to incentivizing profitability levels is unknown.  A Bitcoin Halving is scheduled to occur once every 210,000 blocks, or roughly every four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around the calendar year 2140.  The next Bitcoin Halving is expected to occur in April 2028.  As the rewards for each Bitcoin mined is reduced, the Bitcoin we earn relative to our hashrate capacity decreases. As a result, these adjustments have had, and are expected to continue to have, material effects on our operating and financial results.

For a discussion of other factors that could lead to material adverse changes in the market value of Bitcoin, which could in turn result in substantial damage to or even the failure of our Bitcoin business, see "Item 1A. Risk Factors-Risks Related to Cryptocurrency"

Tax and Regulatory Environment for Digital Infrastructure Operations

As outlined below, the Company's subsidiaries have significant potential tax exposure under claims in Sweden and Canada that we are vigorously contesting.  We have not accrued liability for these claims on our balance sheet, not have we taken reserves for these claims.  We may not prevail in one or more of the pending appeals and proceedings described herein.  If the Company's subsidiaries are forced to pay or settle significant tax claims, we may have to re-deploy capital away from projects that we are undertaking.

The application of existing tax laws to blockchain-based digital infrastructure, including hashrate services and high-performance computing ("HPC") data centers, remains subject to evolving administrative interpretations and enforcement in certain jurisdictions. Where statutory frameworks predate these technologies, tax authorities may apply legacy provisions through reassessments, audits, and litigation rather than existing tax law, creating uncertainty. Tier-I data centers are designed for versatile, high-density computing and support a wide range of workloads, including cloud services, data storage, rendering, artificial intelligence ("AI") preparation, and as well as hashrate based compute which may fall into a different category of service under some regulatory interpretations. In particular, jurisdictions with statutory provisions for input VAT recovery (rebates/refunds) and depreciation/capital allowances may apply their regulations differently, based on infrastructure characteristics or specific workload type. We believe that in some cases, as outlined below, these characterizations warrant further review.

In Sweden, the Swedish Tax Authority (Skatteverket or "STA") has issued reassessments and decisions affecting value VAT eligibility, input VAT recovery, and the classification of computing activities at Tier-I data centers engaged in the provision of hashrate compute to Bitcoin mining pools . These positions provide differentiated treatment based on computational workload, denying or limiting VAT recovery and related benefits to mining operations that may otherwise be available for comparable high-performance or data-processing activities-despite the absence of any express statutory differentiation by workload.

Industry participants, including the Company's Swedish subsidiaries, have faced retrospective reassessments, denial of VAT refunds, and ongoing administrative and court proceedings (with appeals pursued up to higher courts where appropriate).  The Company maintains that its positions align with enacted Swedish tax law and has appealed adverse decisions where appropriate. As discussed herein, the Company's ability to claim VAT input recovery remains conditional on favorable rulings. We have not accrued, recognized a material liability, or established a reserve, for tax obligations where we believe an ultimately favorable ruling is probable based on management's assessment and the advice of its tax professionals.

Similar discriminatory scrutiny exists in Canada. Regulators, such as the Canada Revenue Agency (the "CRA"), which administers the federal goods and services tax and harmonized provincial sales tax ("GST/HST") and Revenu Québec ("RQ") (which administers the Quebec provincial sales tax, or "QST") have audited mining and digital infrastructure activities, focusing on input tax credit eligibility, characterization of operations, and capital cost allowances. Reassessments, credit denials, and clawbacks have occurred across the sector, often through administrative processes rather than statutory changes. The Company has contested adverse positions where appropriate and continues to defend its filings.Broader Tier-I bitcoin mining data center industry challenges include potential misalignment of tax outcomes with the multi-use nature and upgrade pathways of Tier-I infrastructure toward Tier-III AI/HPC-capable facilities, increased compliance burdens, and regulatory uncertainty that may deter capital investment or affect operational flexibility in emerging fintech and digital asset sectors.

Unfavorable outcomes and biased enforcements could result in repayment obligations (potentially including interest and penalties), increased compliance costs, prolonged litigation, and higher effective tax burdens. These matters contribute to regulatory uncertainty, may impact cash flows and operating results, and reflect broader enforcement scrutiny that has disproportionately affected hashrate services relative to other data center uses. The Company mitigates these risks through geographic diversification, renewable energy sourcing, workload flexibility (ASIC to GPU/HPC), conservative provisioning, engagement of local advisors, and pursuit of appeals or judicial review as needed. Ultimate resolution may depend on legislative clarification, court determinations, or administrative settlements.

Industry subject to evolving regulatory and tax landscape

Both the regulatory and tax landscape for digital companies is evolving.  The changing regulatory landscape applies to sectors that are based on blockchain, distributed ledgers, technology and the mining, use, sale and holding of tokens, or digital currencies, and the blockchain technology networks that support them.

Following Russia's invasion of Ukraine, global energy security concerns have elevated regulatory scrutiny, with many countries introducing aggressive tax policies and energy-specific levies to protect domestic supply. This geopolitical shift has coincided with the increased interest in and adoption of AI technologies, ignited from high-performance computing breakthroughs, significantly increasing the strategic and economic value of data centers worldwide. The new operative term in global policy circles is "sovereign data centers"-facilities that nations view as critical infrastructure to control within their borders, particularly when they power both hashrate compute and AI workloads.

In 2025, the United States underwent a significant policy shift in favor of Bitcoin mining and digital asset innovation. Pro-Bitcoin legislation such as the Genius Act and a growing framework for stablecoin adoption have created one of the most favorable policy environments in the world for large-scale blockchain infrastructure. This stands in sharp contrast to Canada and Sweden, which have adopted comparatively unfavorable Bitcoin mining measures in recent years, including restrictive energy allocation policies and increased scrutiny of mining infrastructure. By comparison, U.S. policy is now actively courting Bitcoin miners, positioning the country as a strategic hub for both blockchain and AI compute growth.

HIVE believes that it can continue to navigate the challenges of a mixed regulatory environment through its adaptability. In Canada and Sweden, we have continued to operate despite policy headwinds, while in Paraguay-where we operate large-scale hydro-powered facilities-an unexpected tariff increase on hydroelectricity last summer underscored the risk of sudden policy changes. These examples highlight the dynamic and sometimes unpredictable nature of the Company's operating environment, as well as HIVE's proven ability to manage and adapt to shifting energy and tax landscapes while continuing to execute its growth strategy.

Operating in an emerging industry, the Company must adapt to significant changes in regulatory, tax and industry rules and guidelines and obtain regulatory and tax advice from external global experts.  In addition, regulations and the rules, rates, interpretations, and practices related to taxes, including consumption taxes such as VAT are constantly changing.

The Company's headquarters are in San Antonio, Texas, United States, and its registered office is in Vancouver, British Columbia, Canada. As such, the Company is subject to the jurisdiction of the laws of the State of Texas, the Province of British Columbia and the federal laws of each of the United States and Canada.  The Company manages its data centers and trading operations from Bermuda in order to simplify tax expectations.

The Company also has assets in Sweden and Paraguay and is subject to changes in political conditions and regulations within these markets.  Changes, if any, in policies or shifts in political attitude could adversely affect the Company's operations or profitability. See "Energy Risks in Europe" above.

Operations may be affected in varying degrees by government regulations and decisions with respect to, but not limited to, restrictions on price controls, currency remittance, income and consumption taxes, foreign investment, maintenance of claims, environmental legislation, land use, electricity use and safety. Additionally, cryptocurrency prices are highly volatile, can fluctuate substantially and are affected by numerous factors beyond the Company's control, including hacking, demand, inflation, expectations with respect to the rate of inflation, and global or regional political or economic events.

Ongoing and future regulatory or tax changes may alter the nature of an investment in the Company or restrict the use of cryptocurrencies in a manner that adversely affects operations. Governments may curtail or outlaw the acquisition, use, or redemption of cryptocurrencies, or take regulatory action that increases operating costs or imposes additional licensing requirements. Such actions could also extend to restrictions on the acquisition, ownership, holding, selling, or trading of the Company's common shares. In an adverse scenario, these measures could force the Company to liquidate cryptocurrency inventory at unfavorable prices, reducing shareholder value.

The Company's wholly owned subsidiaries located in Sweden (Bikupa Datacenter AB ("Bikupa") and Bikupa Datacenter 2 AB ("Bikupa 2")) received decision notice of assessments ("the decision(s)"), on December 28, 2022, December 21, 2023, December 22, 2023, May 28, 2024, October 14 and 16, 2024, March 18, 2025, September 23, 2025, October 14, 2025  for Bikupa and February 14, 2023, December 21, 2023, June 14, 2024, September 11 and 23, 2024, and March 21, 2025, June 12, 2025, August 11, 2025, November 26, 2025 and March 25, 2026 for Bikupa 2 respectively, from the Swedish Tax Agency in connection with the application of VAT and its ability to recover input VAT against certain equipment and other charges in a total amount of Swedish Krona ("SEK") 765.6 million or approximately $80.5 million.  The assessments covered the period December 2020 to June 2025 for Bikupa, and the period April 2021 to December 2025 for Bikupa 2, expressing the intent to reject the recovery of all the VAT for the periods under assessment and repayment of amounts previously received plus applicable interest.

The Company filed a formal appeal in connection with the December 28, 2022 Bikupa decision on February 9, 2023; however, there can be no guarantee that the Company will achieve a favourable outcome in its appeal.  A formal appeal for Bikupa 2 in relation to the February 14, 2023 decision was filed on March 10, 2023 by the Company.  The Company has engaged an independent legal firm and independent audit firm in Sweden that have expertise in these matters to assist in the appeal process.  The Company does not believe that the decisions have merit because in management's opinion and those of our independent advisors, the decisions are not compatible with the current applicable law and therefore the amount claimed to be owed by the Company is not probable.  According to general principles regarding the placement of the burden of proof, it is up to the Swedish Tax Agency to provide sufficient evidence in support of its decisions.  It is the Company's opinion, the Swedish Tax Agency has not substantiated their claim.  We are not aware of any precedent cases, authoritative literature, or other statements that support the Swedish Tax Agency's position. EU guidelines and a ruling from the Swedish Council for Advance Tax Rulings together with an IT forensic expert opinion and legal opinion from a Swedish Professor of VAT support the company’s position. The cases have gone through the Administrative Court and the Court of Appeal and are currently being appealed by the company to the Supreme Administrative Court.

The Company has another claim related to VAT assessments that arose in connection with Bikupa Real Estate AB and the 2023 purchase of the Little Boden facility (formerly referred to as "Boden 2"). The Company has disputed the STA's claim; however, the STA has obtained a decision from the Administrative Court upholding the claim. The Company has appealed this decision. The Company's external tax advisors do not believe that this VAT assessment represents a material liability for the Company.

It is not yet known when these disputes will be resolved; the due process following appeals and the court ruling could extend well beyond a year.  Furthermore, given that the industry is rapidly developing, there can be no guarantee that changes to the laws or policies of Sweden will not have a negative impact on the Company's tax position with respect to the eligibility of the claimed VAT.

If the Company is unsuccessful in its appeals, the full amount could be payable including other items such as penalties and interest that may continue to accrue.  The Company will continue to assess these matters.

In January 2026, the STA denied deferral of VAT for Bikupa 2 and has called for a payment of approximately SEK 84 million (approximately $9.4 million) corresponding to the period August 2024 through February 2025. The payment was expected by February 16, 2026. While contesting the decision and re-applying for deferral, the Company is in discussions with the collection agency regarding a path forward.  The Company has not made any payment or recorded any amounts payable for this as at March 31, 2026.

In the spring budget of 2023, the Swedish Parliament abolished the reduced energy tax for data centers, effective as of July 1, 2023.  As a result of this decision, the Company's cost of energy at its HIVE Sweden facilities has increased by approximately 0.30 SEK per kWh.  Prior to the effective date of the abolishment of the energy tax reduction, HIVE's total cost of energy at the HIVE Sweden facilities was approximately 0.30 SEK ($0.03) per kWh.  Revenues from HIVE's operations at these facilities typically ranges from 0.80 to 1.00 SEK ($0.07 to $0.09) per kWh.  As at March 31, 2026, the HIVE Sweden facilities represent approximately 9% of the Company's global production of Bitcoin per day.  Even with this change, we believe that the HIVE Sweden facilities undertook positive actions to reduce the negative impact through the supplemental power pricing arrangement that was entered into in order to fix prices for electricity consumption at attractive prices.  The HIVE Sweden facilities have secured 12 MW at an average price of approximately 0.238 SEK ($0.0255) per kWh for the remainder of calendar year 2026. The Company has been exploring and will continue to explore strategies for minimizing the impact.

Effective February 5, 2022, the Canadian government enacted tax measures to potentially restrict the ability of hashrate services companies to claim back the consumption taxes they incur on purchases of goods and services made in Canada and imports of goods and services into Canada. While still uncertain, these restrictions could impact on the Company's ability to claim back its consumption taxes, namely the GST and HST, which apply at combined rates from 5% to 15% on the cost of goods and services, and thereby add to the Company's ongoing operating costs and the costs of its capital expenditures and imports into Canada.

Unrelated to the legislative changes outlined above, three of the Company's Canadian subsidiaries have been reassessed by CRA or RQ for consumption taxes and income taxes, and related penalties and interest. All such reassessments are being disputed by the respective subsidiaries and their representatives.

Additionally, the Company and some of its Canadian subsidiaries are currently under audit by the CRA and/or RQ also in relation to income tax and consumption taxes, again largely unrelated to the legislative changes outlined above. The Company and its subsidiaries are working towards favourable resolution of these audits but further adverse tax reassessments could result. If any such adverse reassessments are issued, the Company and its subsidiaries intend to vigorously dispute those reassessments.

In related matters, two of the Company's subsidiaries have claimed and are awaiting repayment by the CRA of significant consumption tax credits, most of which are being withheld pending resolution of ongoing audits:

1. 9376-9974 Quebec Inc. has filed for and claimed approximately C$8.2 million in consumption tax credits, which to date remain unpaid; and

2. Hive Atlantic Datacentres Ltd. has filed for and claimed approximately C$40.4 million in consumption tax credits, which to date remain unpaid.

The Company has recorded a provision during the year ended March 31, 2024 in the amount of $4.5 million, for our ability to claim back our consumption taxes.  During the year ended March 31, 2025, an additional provision was recognized of $0.3 million and the Company recovered $0.8 million in relation to the provision of $4.5 million and reversed an additional $0.5 million of the same provision as a result of further examination of the sales tax provision amounts.

During the year ended March 31, 2026, the Company paid $0.3 million towards the $0.3 million provisioned amount.  The Company also received an assessment of $2.3 million for sales tax payable that is included in the provision as a result of a sales tax audit related to periods prior to the acquisition of 9376-9974 Quebec Inc. in 2021.  During the year ended March 31, 2026 and prior periods, the Company received sales tax credits totalling $2.3 million that were applied against this assessment and accrued interest.

The Company continues to work with its representatives to achieve a successful resolution of the various tax audits and reassessments.

October 10, 2025 Crypto Crash

On October 10, 2025, the price of Bitcoin fell to approximately $104,582 (the "October 10 Event") from a high of $122,509 earlier that day, and an all-time high of $126,198 on October 6, 2025.1 Since its inception, Bitcoin's price has been subject to considerable volatility. On the one hand, as acceptance and adoption of Bitcoin increase, some institutional and retail investors have sought to increase their exposure to Bitcoin through leveraged positions. On October 10, 2025, approximately $19 billion in leveraged positions were liquidated, which contributed to the price decline.

This phenomenon is not unique to Bitcoin and has been observed in traditional financial markets; for instance, automated computer-based trading is often cited as a contributing factor to the stock market crash of October 19, 1987. Events such as the October 10 Event tend to erode user and investor confidence and negatively affect the Company's operations and outlook. The price of Bitcoin has not recovered from the high of $126,198 on October 6, 2025, and had a closing price of approximately $73,755 on May 30, 20262. There can be no guarantees that similar events will not occur in the future. In the event one or such events occurs, the Company may experience a material adverse change.

Expansion of HPC Business

The Company continues to develop HPC business. The ongoing expansion of existing and planned facilities is subject to various factors, and may be delayed or adversely affected by such factors beyond the Company's control, including delays in the delivery or installation of equipment by suppliers, difficulties in integrating new equipment into existing infrastructure, shortages in materials or labor, defects in design or construction, diversion of management resources, insufficient funding, or other resource constraints. Actual costs for development may exceed the Company's planned budget. Delays, cost overruns, changes in market circumstances and other factors may result in different outcomes than those intended. In addition, to remain competitive, the Company will continue to invest in hardware and equipment at its facilities required for maintaining the Company's HPC activities. Should competitors introduce new services/software embodying new technologies, the Company recognizes its hardware and equipment and its underlying technology may become obsolete and require substantial capital to replace such equipment. There can be no assurance that HPC hardware will be readily available when the need is identified.

The growth of our HPC business may be affected by increasing environmental concerns related to noise pollution and water consumption.  Communities where data centers are planned are demanding more oversight, leading to stricter permitting processes. Opposition to the siting of data centers could result in projects being denied, delayed, or forced to comply with costly new regulations.  The future of data center site location is evolving.

We believe that the demand for HPC and AI services will continue to increase, and that we will be able to attract and retain new customers. Customer acquisition and retention will depend on our ability to meet HPC and AI compute demands in a cost-competitive manner. Factors that could affect our competitiveness include the location and efficiency of our facilities, our pricing relative to competitors, and our ability to provide a high-uptime supply of compute. Further, if AI and other HPC-intensive use cases are not broadly adopted, or if new use cases do not emerge, our market opportunity may be smaller than we expect.

1 https://ca.finance.yahoo.com/quote/BTC-USD/.

2 https://ca.finance.yahoo.com/quote/BTC-USD/.

TRANSITION TO US GAAP FROM IFRS

Effective for the Fiscal Year ending March 31, 2025, the Company transitioned its financial reporting framework from IFRS to US GAAP.

We believe that the transition enhances comparability with U.S.-listed peers, aligns with the Company's investor base, and supports future capital market initiatives. Management has implemented appropriate internal controls to ensure accurate and consistent application of the new accounting framework.

HIVE PARAGUAY FACILITIES

The Company announced on July 22, 2024 that it planned to develop its HIVE Valenzuela Facility. The Company has since entered into: (i) an engineering and construction agreement executed on September 26, 2024 between W3X S.A., a wholly-owned subsidiary of the Company, and Rieder & CIA S.A.C.I., a company organized pursuant to the laws of Paraguay, relating to high voltage infrastructure within the local utility's substation, bringing down the power to the HIVE Valenzuela Facility for which the contract value is approximately $3.8 million; and (ii) a purchase order from a hardware supplier for a total of 160 MVA substation components including transformers, miscellaneous electronic parts and components at an aggregate cost of $6.0 million.

On January 24, 2025 the Company entered into a binding letter of intent with Bitfarms Ltd. to acquire the Yguazú Facility, a 200 MW hydro-powered data center facility in Paraguay and the acquisition closed on March 17, 2025.  Upon competition of the acquisition, the Company's operational capacity in Paraguay totalled 300 MW. We believe that the Company's expansion in Paraguay will  solidify the Company's  leadership as one of Latin America's largest hashrate compute providers.

The acquisition is valued at $56 million and includes ownership of a 240 MVA substation with 200 MW of capacity as well as all associated land and facilities.

Key terms of the deal include:

  $25 million payable at closing, which occurred on March 17, 2025.
  $31 million payable in equal installments over six months following closing.

In addition to this, HIVE assumed $19 million of PPA deposits to ANDE, the Paraguayan utility company, and assumed remaining construction completion costs. As of March 31, 2026, the full PPA deposit was paid to ANDE.

On April 6, 2025, the Company announced the energization and commencement of operations at the HIVE Yguazú Facility. This site represents a key component of the Company's multi-phase infrastructure expansion strategy.

Mining capacity in Paraguay came online in three distinct phases:

  Phase 1 (HIVE Yguazú Facility - Air-Cooled):
  Phase 1 included the deployment of 100 MW of air-cooled ASIC equipment and was completed in June, 2025. Phase 1 contributed, bringing approximately 5 EH/s to the Company's total Bitcoin mining capacity the Company's total installed capacity to 11.5 EH/s, at an average efficiency of approximately 20 Joules per TeraHash (J/TH).

  Phase 2 (HIVE Yguazú Facility - Hydro-Cooled):
  Phase 2 added an additional 100 MW of capacity at the HIVE Yguazú Facility. The Company deployed Bitmain Hydro AntSpace containers equipped with Bitmain S21+ Hydro ASIC equipment. Phase 2 was completed in early September, 2025 and delivered an incremental 6.5 EH/s of hashrate. Upon the completion of Phase 2,  the Company's total installed capacity reached approximately 18 EH/s, with a projected fleet efficiency of approximately 18.5 J/TH.

  Phase 3 (HIVE Valenzuela Facility - Hydro-Cooled):
  The third and final phase involved the addition of 100 MW of hydro-cooled capacity at the Company's Valenzuela Facility, utilizing the same Bitmain Hydro AntSpace and Bitmain S21+ Hydro miner configuration as Phase 2. Phase 3 was completed on November 10, 2025. Upon completion, Phase 3 contributed an additional 6.5 EH/s of hashrate, bringing the Company's total installed hashrate capacity to approximately 24.5 EH/s. Fleet-wide energy efficiency is expected to improve further to approximately 17.5 J/TH.

On October 20, 2025, the Company announced a 100 MW expansion of its hashrate infrastructure at its Yguazú site in Paraguay, targeted for calendar year 2026. This expansion will increase the Company's total renewable capacity in Paraguay to 400 MW.

See Business Objectives and Milestones section under "USE OF PROCEEDS" for further details on expected facility site costs.

ASSET ACQUISITIONS

On November 29, 2023, the Company acquired a data center in Sweden ("Boden 2"). In consideration, the Company issued 345,566 common shares of the Company to the vendor, made a cash payment totalling $647 thousand and $500 thousand in holdback common shares payable that are included in accounts payable and accrued liabilities as at March 31, 2026 and March 31, 2025. The Company also incurred $141 thousand in acquisition costs which were capitalized to the cost of the assets.

The $500 thousand in holdback common shares payable is to be paid at the later of: (i) the six month anniversary of the closing date; and (ii) the date on which any claims made by the Company within six months of the closing date relating to a breach of warranty under the property transfer agreement have been finally settled, and shall be composed of such number of Common Shares equal to $500 thousand less any amount payable by the Vendor to the Company in respect of such claim. As of the date of this report, the holdback common shares have not been paid out.

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired and liabilities assumed as the date of the acquisition:

in thousands
Cash paid	$647
Shares issued	1,088
Holdback payable	500
Acquisition costs	141
Total consideration	$2,376

Land	$86
Building	1,587
Equipment	446
VAT receivables	360
Total assets	2,479
Current liabilities	(103)
Net assets acquired	$2,376

On January 24, 2025, the Company entered into an LOI with Bitfarms Ltd. ("Bitfarms") to acquire Zunz S.A., which owns a hashrate data center under construction in Yguazú, Paraguay designed for a total power capacity of up to 200 MW.  The acquisition closed on March 17, 2025.  In consideration, the Company paid $25 million cash up front and will pay the remaining purchase price of $31 million over six months.  The consideration paid also includes transaction costs of $692 thousand and cash advanced by the Company after January 28, 2025. During the year ended March 31, 2026, the Company made six instalment payments on the acquisition loan payable and at September 30, 2025, $nil remained outstanding (March 31, 2025 - $31 million).

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired and liabilities assumed as the date of the acquisition:

(in thousands)

Cash paid	$25,000
Acquisition loan payable	31,000
Cash advances	7,260
Acquisition costs	692
Total consideration	63,952

Land	$952
Equipment	44
Building and leasehold	57,070
Power purchase agreement guarantee	3,314
VAT receivables	3,126
Other	52
Total assets	$64,558
Deferred tax liability	(606)
Net assets acquired	$63,952

On September 15, 2025 the Company closed the acquisition of real property located at 15 City View Drive, Toronto, Ontario (the "Property") and shares of Megawatt Mining Corp. ("MMC") from an unrelated party. In consideration, the Company paid $9.2 million cash and issued 1 million common shares of the Company. The consideration paid also includes transaction costs of $556 thousand.

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

(in thousands)

Cash paid	$8,692
Share consideration	3,919
Acquisition costs	556
Total consideration	13,167

Cash	$59
Deposits	109
Building and land	12,919
GST receivables	151
Accounts payable	(71)
Total assets	$13,167
Deferred tax liability	(-)
Net assets acquired	$13,167

On January 30, 2026, the Company closed the acquisition of real property located around Ontario's Toronto-Waterloo innovation corridor. In consideration, the Company paid $21.6 million cash and issued a mortgage to the seller in the amount of $14.7 million. The consideration paid includes transaction costs of $2.0 million.

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

(in thousands)

Cash paid	$19,547
Mortgage (Note 15)	14,747
Acquisition costs	2,026
Total consideration	$36,320

Land	$36,320
Net assets acquired	$36,320

CONVERTIBLE DEBENTURES

On January 12, 2021, the Company closed its non-brokered private placement of unsecured debentures (the "Debentures"), for aggregate gross proceeds of $15 million with U.S. Global Investors, Inc. ("U.S. Global").  The Executive Chairman of the Company is a director, officer and controlling shareholder of U.S. Global, but the transaction was exempt from the formal valuation and minority approval requirements in Multilateral Instrument 61-10 Protection of Minority Holders in Special Transactions, because the fair market value of the transaction did not exceed 25% of the Company's market capitalization.

The Debentures will mature on the date that is 60 months from the date of issuance, bearing interest at a rate of 8% per annum.  The Debentures were issued at par, with each Debenture being redeemable by HIVE at any time, and convertible at the option of the holder into common shares (each, a "Share") in the capital of the Company at a conversion price of C$15.00 per Share.  Interest is payable monthly, and principal is payable quarterly.  In addition, U.S. Global was issued 5 million common share purchase warrants (the "January 2021 Warrants").  Each five whole January 2021 Warrants entitles U.S. Global to acquire one common Share at an exercise price of C$15.00 per Share for a period of three years from closing.  On January 12, 2024, the January 2021 Warrants expired unexercised. The Company has been paying down this debt on a quarterly basis and the total outstanding amount as of the year ended  March 31, 2026 is $nil.

Subsequent to the year ended March 31, 2026, on April 21, 2026, the Company's wholly-owned subsidiary, HIVE Bermuda 2026 Ltd., issued $115 million aggregate principal amount of exchangeable senior notes (the "Notes")  which included the full exercise of the initial purchasers' option to purchase an additional $15 million of Notes. Net proceeds were $109.5 million after deducting commissions and expenses.

In connection with the exchangeable note offering, HIVE entered into capped call transactions with certain financial institutions. The capped call transaction was designed to mitigate economic dilution or excess cash outlay upon exchange of the Notes above the exchange price up to the cap price. The capped call transactions were funded using approximately $19.8 million of cash on hand.

AT-THE-MARKET EQUITY PROGRAM

The following table sets forth shares sold and gross proceeds received from shares sold under each of our ATM Equity Programs:

	Year ended March 31,
	2026		2025		2024
	Shares	Gross Proceeds($)	Shares	Gross Proceeds ($)	Shares	Gross Proceeds ($)
May 2023 ATM Equity Program	-	-	-	-	1,374,700	$6.8 million
August 2023 ATM Equity Program	-	-	12,534,457	$37.4 million	13,612,024	$52.7 million
October 2024 ATM Equity Program	15,266,061	$25.9 million	46,573,934	$154.9 million	-	-
Amended October Equity 2024 ATM Program	53,540,585	$119.2 million	-	-	-	-
November 2025 Equity ATM Program	19,909,599	$56.9 million	-	-	-	-

On May 10, 2023, the Company entered into an equity distribution agreement ("May 2023 Equity Distribution Agreement") with Stifel GMP and Canaccord Genuity Corp.  Under the May 2023 Equity Distribution Agreement, the Company was permitted, from time to time, sell up to $100 million of common shares in the capital of the Company (the "May 2023 ATM Equity Program"). The May 2023 Equity Distribution Agreement was terminated as of August 16, 2023.

For the year ended March 31, 2024, the Company issued 1,374,700 common shares (the "May 2023 ATM Shares") pursuant to the May 2023 ATM Equity Program for gross proceeds of C$9.0 million ($6.8 million).  The May 2023 ATM Shares were sold at prevailing market prices, for an average price per May 2023 ATM Share of C$6.55.  Pursuant to the May 2023 Equity Distribution Agreement, a cash commission of $0.2 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the May 2023 Equity Distribution Agreement. In addition, the Company incurred $162 thousand in fees related to its May 2023 ATM Equity Program.

On August 17, 2023, the Company entered into an equity distribution agreement ("August 2023 Equity Distribution Agreement") with Stifel GMP and Canaccord Genuity Corp.  Under the August 2023 Equity Distribution Agreement, the Company was permitted, from time to time, sell up to $90 million of common shares in the capital of the Company (the "August 2023 ATM Equity Program").

For the year ended March 31, 2024, the Company issued 13,612,024 common shares (the "August 2023 ATM Shares") pursuant to the August 2023 ATM Equity Program for gross proceeds of C$71 million ($52.7 million).  The August 2023 ATM Shares were sold at prevailing market prices, for an average price per August 2023 ATM Share of C$5.22.  Pursuant to the August 2023 Equity Distribution Agreement, a cash commission of $1.6 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the August 2023 Equity Distribution Agreement. In addition, the Company incurred $316 thousand in fees related to its August 2023 ATM Equity Program.

For the year ended March 31, 2025, the Company issued 12,534,457 common shares (the "August 2023 ATM Shares") pursuant to the August 2023 ATM Equity Program for gross proceeds of C$51.1 million ($37.4 million).  The August 2023 ATM shares were sold at prevailing market prices, for an average price per August 2023 ATM Share of C$4.08.  Pursuant to the August 2023 Equity Distribution Agreement, a cash commission of $1.1 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the August 2023 Equity Distribution Agreement. In addition, the Company incurred $2 thousand in fees related to its August 2023 ATM Equity Program. The August 2023 Equity Distribution Agreement was terminated as of July 8, 2024.

On October 3, 2024, the Company entered into an equity distribution agreement ("October 2024 Equity Distribution Agreement"). Under the October 2024 Equity Distribution Agreement, the Company was permitted, from time to time, sell up to $200 million of common shares in the capital of the Company (the "October 2024 ATM Equity Program").

For the year ended March 31, 2025, the Company issued 46,573,974 common shares (the "October 2024 ATM Shares") pursuant to the October 2024 ATM Equity Program for gross proceeds of $154.9 million.  The October 2024 ATM shares were sold at prevailing market prices, for an average price per October 2024 ATM Share of C$4.71. Pursuant to the October 2024 Equity Distribution Agreement, a cash commission of $4 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the October 2024 Equity Distribution Agreement. In addition, the Company incurred $0.5 million in fees related to its October 2024 ATM Equity Program.

On May 14, 2025, the Company entered into an amended and restated equity distribution agreement (the "Amended October 2024 Equity Distribution Agreement"). Under the Amended October 2024 Equity Distribution Agreement, the Company was permitted, from time to time, sell up to $119.2 million of common shares in the capital of the Company (the "Amended October 2024 ATM Equity Program").

The Amended October 2024 Equity Distribution Agreement restates and supersedes the previous October 2024 Equity Distribution Agreement, dated October 3, 2024, among the Company and the Agents, pursuant to which the Company sold common shares of the Company for aggregate proceeds of $180.8 million.

For the year ended March 31, 2026, the Company issued 15,266,061 October 2024 ATM Shares pursuant to the October 2024 ATM Equity Program for gross proceeds of $25.9 million.  The October 2024 ATM shares were sold at prevailing market prices, for an average price per October 2024 ATM Share of $1.70 (C$2.37). Pursuant to the October 2024 Equity Distribution Agreement, a cash commission of $0.7 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the October 2024 Equity Distribution Agreement. The October 2024 ATM Equity Distribution Agreement was terminated as of May 15, 2025 and replaced with the Amended October 2024 ATM Equity Distribution Agreement.

For the year ended March 31, 2026, the Company issued 53,540,585 common shares (the "Amended October 2024 ATM Shares") pursuant to the Amended October 2024 ATM Equity Program for gross proceeds of $119.2 million.  The Amended October 2024 ATM shares were sold at prevailing market prices, for an average price per Amended October 2024 ATM Share of $2.23 (C$3.05). Pursuant to the Amended October 2024 Equity Distribution Agreement, a cash commission of $3.1 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the Amended October 2024 Equity Distribution Agreement. In addition, the Company incurred $199 thousand in fees related to its Amended October 2024 ATM Equity Program.  The Amended October 2024 ATM Equity Program was completed on October 1, 2025.

On November 25, 2025, the Company entered into an equity distribution agreement ("November 2025 Equity Distribution Agreement"). Under the November 2025 Equity Distribution Agreement, the Company may, from time to time, sell up to $300 million of common shares in the capital of the Company (the "November 2025 ATM Equity Program").

For the year ended March 31, 2026, the Company issued 19,909,599 common shares (the "November 2025 ATM Shares") pursuant to the November 2025 ATM Equity Program for gross proceeds of $56.9 million.  The November 2025 ATM shares were sold at prevailing market prices, for an average price per November 2025 ATM Share of $2.86 (C$3.94). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $1.7 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the November 2025 Equity Distribution Agreement. In addition, the Company incurred $227 thousand in fees related to its November 2025 ATM Equity Program.

The Company used the net proceeds from the May 2023 Equity Distribution Agreement, the August 2023 Equity Distribution Agreement, the October 2024 Equity Distribution Agreement, the Amended October 2024 Equity Distribution Agreement and the November 2025 Equity Distribution Agreement for the purchase of data center equipment, strategic investments including building Bitcoin assets on our balance sheet and general working capital.  HIVE ended the year ended March 31, 2026, with 150 Bitcoin on its balance sheet.

SPECIAL WARRANT FINANCING

On December 28, 2023, the Company completed a bought-deal financing of 5,750,000 special warrants of the Company (the "2023 Special Warrants") at a price of C$5.00 per 2023 Special Warrant for aggregate gross proceeds to the Company of C$28.8 million (the "2023 Special Warrant Offering").  Each 2023 Special Warrant entitled the holder to receive without payment of additional consideration, one unit of the Company upon exercise consisting of one common share and one-half of common share purchase warrant.

On February 2, 2024, the 2023 Special Warrants were deemed exercised into one unit of the Company comprised of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share of the Company at an exercise price of C$6.00 per whole warrant until December 28, 2026.

In consideration of services, a cash commission of C$1.7 million, and 345,000 broker warrants were paid to the underwriters of the 2023 Special Warrant Offering. Each broker warrant entitles the holder to acquire one common share of the Company at an exercise price of C$5.00 per broker warrant until December 28, 2026. The broker warrants were valued at $1.28 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.51%, an expected volatility of 100%, an expected life of 3 years, a forfeiture rate of zero; and an expected dividend of zero. The Company also incurred C$257 thousand in professional and other fees associated with the 2023 Special Warrant financing.

During the year ended March 31, 2026, the Company issued 215,625 common shares for total proceeds of C$1.1 million upon the exercise of broker warrants at a price of C$5.00 per warrant.

USE OF PROCEEDS

2023 Special Warrants Financing

The Company has used the net proceeds from the 2023 Special Warrants offering to support the growth of its hashrate services footprint. Specifically, the Company used the net proceeds to fund the purchase of 7,000 S21 Antminer ASIC units announced on December 22, 2023 which were expected to expand the Company's hashrate services capacity by 1.4 EH/s. The Company allocated C$19.5 million from the net proceeds to this acquisition, which includes C$0.2 million for supplemental expenses (which includes an update or expansion of power-distribution units to support the 7,000 S21 Antminer ASICs).  This resulted in an upgrade at the New Brunswick facility from the existing 38 J/TH units to new 17 J/TH Bitmain S21 units, which increased the Company's hashrate efficiency and improve the break-even cost of mining Bitcoin.

The following table sets forth the business objectives by the Company for the amount of proceeds from the Offering allocated to the objective, and an estimated completion date.

Business Objective	Amount of Gross Proceeds Allocated (CAD)	Estimated Completion Date
Purchase of 7,000 S21 Antminer ASIC units	$19.5 million	Completed(1)
General Working Capital & Overhead(2)	$7.4 million	N/A
TOTAL:	$26.9 million(3)	-

Note:

(1) As per the Company's press release dated December 22, 2023, the units were to be delivered over the period from January 2024 to June 1, 2024. As of the date of this report, the units have been delivered.

(2) The largest general working capital and overhead expenses for the Company are related to electricity and rent expenses at the Company's various facilities.

(3) Represents net proceeds of C$28.8 million less the Underwriters' Commission of C$1.7 million and estimated total expenses of C$0.2 million.

The total cost of the 7,000 S21 Antminer ASIC units was approximately $24.5 million.  Accordingly, in addition to the gross proceeds raised under the offering, the Company paid approximately $10.0 million from the August 2023 ATM Equity Program towards the above-noted business objectives. As of the date of this report, the Company has fully funded the purchase of the 7,000 S21 units and all units have been delivered.

The remaining proceeds from the offering had been allocated for general working capital and overhead costs. As of the date of this report, all of the proceeds from the offering have been spent on the use of proceeds described above.

Prior Use of ATM Proceeds

The Company previously raised aggregate gross proceeds of $6.8 million (C$9.0 million) pursuant to the May 2023 ATM Equity Program; $90.0 million (C$122.2 million) pursuant to the August 2023 ATM Equity Program; $300 million (C$419.1 million) pursuant to the October 2024 ATM Equity Program and the Amended October 2024 ATM Equity Program; and, as of the date hereof, has raised a total of $82.2 million (C$113.3 million) pursuant to the November 2025 ATM Equity Program.  The following chart summarizes the proceeds raised pursuant to these offerings, and the amount spent on the Company's various facilities during the time such offerings were active:

Agreement	Proceeds	Use of Proceeds Per Facility(1)
May 2023 ATM Equity Program	$6.8 million	Purchase of $5.2 million in data center equipment for Lachute (Québec) Facility
Purchase of $12.9 million in data center equipment for New Brunswick Facility
August 2023 ATM Equity Program	$90 million	Purchase of $15.1 million in data center equipment for Lachute (Québec) Facility
Purchase of $24.2 million in data center equipment for Sweden (Boden & Boden 2) Facility
Purchase of $25.1 million data center equipment for New Brunswick Facility
Purchase of $5.9 million data center equipment for Montreal Facility

October 2024 ATM Equity Program and the Amended October 2024 ATM Equity Program	$300 million	Purchase of $6.6 million in data center equipment for Sweden (Boden & Boden 2) Facility
Purchase of $15.6 million data center equipment for New Brunswick Facility and Montreal Facility
Purchase of $229.4 million in data center equipment and development costs for Paraguay Facilities
Purchase of $20.3 million data center equipment for Montreal (HPC) Facility
Acquisition of Zunz SA from Bitfarms Ltd. and project payments of $63.8 million for Yguazú Paraguay Facility
November 2025 ATM Equity Program	$82.2 million	Purchase of $0.1 million in data center equipment for Lachute (Québec) Facility
Purchase of $27.5 million in data center equipment, land acquisition, and development costs for Paraguay Facilities
Data center development costs of $2 million for Sweden Facilities (Boden 2)
Data center cost consisting of equipment and deposits of $12.6 million for HPC
Land acquisition cost of $25.3 million for HPC

Notes:

(1) Note that the use of proceeds per facility is not in exact alignment with the proceeds under the various at-the-market offerings, as the Company funds acquisitions through a number of methods, including private placements and operating revenues.

Business Objectives and Milestones

The Company's business objectives are to increase shareholder value and continue its operations as one of the globally diversified publicly traded data center companies with a focus on digital asset hashrate services and HPC, powered by green energy.  The Company's expectations are based on significant assumptions and are subject to significant risks.

The Company intends to use the available funds as set forth above based on budgets and consultations with the Board of Directors of the Company.  However, there may be circumstances where, for sound business reasons, a reallocation of the net proceeds may be necessary in order for the Company to achieve its overall business objectives.  Management has, and will continue to have, the discretion to modify the allocation of the Company's available funds, including the net proceeds of the offerings, if necessary. Investors are cautioned that the actual amount the Company spends in connection with each of the intended uses of the proceeds may vary significantly from the amounts specified above and will depend on a number of factors, including those referred to under "TRENDS, UNCERTAINTIES AND OTHER FACTORS IMPACTING OUR BUSINESS AND INDUSTRY" and elsewhere in this Annual Report, particularly under Item 1.A "Risk Factors."

The following are the milestones set out by the Company as of the date hereof:

  The Company continually upgrades its fleet of equipment by making strategic purchases to replace the least efficient ASIC equipment with new generation equipment. Since October 1, 2024, the Company has installed over 7,000 ASIC machines to replace less efficient units. The Company will continue to upgrade its fleet as part of its fleet upgrade strategy. As announced on November 10, 2024, and November 20, 2024, the Company ordered an additional 11,500 Canaan A1566 ASIC machines with 185 TH/s each and 18.5 J/TH efficiency. The cost for the 11,500 Canaan A1566 Miners is approximately $23.5 million. On December 30, 2025, the Company ordered 8,000 S21 XP units from that will be shipped between January 2026 and March 2026. As of the date of this report, the first two batches of 2,667 Antminer S21 XP units have been shipped and delivered. The Company anticipates expending approximately $60 million on fleet upgrade costs by end of calendar 2027.
  The Company undertook a 300 MW expansion of its hashrate services infrastructure in calendar 2025, across its Yguazú and Valenzuela sites. This expansion was structured in three phases: Phases 1 and 2 at the Yguazú facility, and Phase 3 at Valenzuela. As of the date of this report, all three phases have been completed, bringing the Company's total installed capacity to approximately 25 EH/s. This expansion supports the Company's strategic objective to scale high-efficiency operations in cost-effective energy markets, while significantly increasing overall hashrate and operational capacity.

  The Company is undertaking a planned 100 MW expansion of its hashrate services infrastructure at its Yguazú site in Paraguay, targeted for calendar year 2026. As of the date of this report, construction activities related to the expansion have commenced and key infrastructure components have been ordered. The expansion is intended to support the Company's strategic objective of scaling high-efficiency Tier-I services operations in cost-competitive energy markets, while increasing overall installed capacity and hashrate.
  The Company made several strategic ASIC purchases to scale to 25 EH/s. Notably these purchases are summarized as follows:
  In November 2024, the Company completed the purchase of a total of 11,500 Canaan Avalon 1566 machines, comprising 6,500 units with a hashrate of 185 terahashes per second ("TH/s") and 5,000 units with a hashrate of 194 TH/s, each with a unit efficiency of 18.5 joules per terahash ("J/TH"). This equipment collectively added approximately 2.17 exahashes per second ("EH/s") of hashrate capacity.
  On December 2, 2024, the Company completed the purchase of 13,480 Bitmain S21+ Hydro units, each with a unit efficiency of 15 J/TH and an average hashrate of 319 TH/s, representing approximately 4.3 EH/s of hashrate capacity. The Company also exercised the associated call option to acquire an additional 13,480 units within one year, bringing the total number of Bitmain S21+ Hydro machines purchased to 26,960 units, or approximately 8.6 EH/s of aggregate hashrate capacity.
  In April 2025, the Company completed the purchase of 16,560 Bitmain S21+ Antminers at an average hashrate of 216 TH/s, representing approximately 3.57 EH/s of hashrate capacity. The Company also exercised a related call option to acquire an additional 15,000 Bitmain S21+ Hydro machines within one year, adding approximately 4.78 EH/s of incremental hashrate capacity and bringing the total hashrate associated with these purchases to approximately 8.35 EH/s.
  The Company intends to spend approximately $35 million to transition the Toronto Facility to a Tier-III data center. $Nil expenditure has occurred as of the date of this report. The Toronto Facility was acquired on September 15, 2025.
  The Company previously expressed its intent to expand its HPC line of operations by a factor of 10, which meant that the approximately 450 GPUs which were operating in the Company's beta test in early calendar year 2023 would be expanded to 4,800 GPUs operating in the HPC business unit. The Company notes that it had successfully installed 4,800 Nvidia A-series GPUs in Tier-III data centers (comprised of A40, A6000, A5000 and A4000 cards) operating in Supermicro servers, additionally the Company purchased 96 Nvidia H100 GPUs installed in Dell servers in December 2023.

Since the Company uses a business-to-business model, it does not control the customer engagement and marketing of the marketplace platforms where the GPUs are rented, there can be fluctuations in the demand outside of the Company's control. There are fixed costs associated with operating in a Tier-III data center, and as such the operating margins can also vary if revenue drops, with certain fixed costs in place.

References to annualized revenue and run-rate revenue are considered future-oriented financial information. Readers should be cautioned that this information is used by the Company only for the purpose of evaluating the merit of this line of its business operations and may not be appropriate for other purposes.

Over the next 36 months, the Company anticipates significant capital expenditures associated with expansion of its HPC business operations, totaling up to approximately $493 million. This includes early-stage allocation of investments of: (i) approximately $61 million in strategic land acquisitions for data center expansion (including land acquisition plans in Ontario, Canada); (ii) approximately $150 million in infrastructure buildout costs; (iii) up to approximately $150 million for GPU acquisitions to support high-performance computing and AI workloads; and (iv) up to approximately $132 million for GPU acquisitions for deployment within data centers in connection with its teaming agreement with Bell Canada, as announced on August 19, 2025.

The above business objective and milestones are set forth in the table below and as contemplated by the short form base shelf prospectus dated October 31, 2025, the progress of achieving these milestones, and a comparison of the actual costs spent against the estimated costs, other than those objective and milestones that the Company has previously announced or disclosed as having been completed or achieved.

Business Objective Milestone	Status	Estimated Costs	Expenditures to Date
Fleet upgrade	Ongoing. The Company undergoes continual upgrade of its fleet of equipment by making strategic purchases to replace the least efficient ASIC equipment with new generation equipment.	$60 million	$5.9 million
HPC expansion	Ongoing. Over the next 36 months, the Company anticipates significant capital expenditures associated with expansion of its HPC business operations, totaling up to approximately $493 million. This includes early-stage allocation of investments of: (i) approximately $61 million in strategic land acquisitions for data center expansion (including land acquisition plans in Ontario, Canada); (ii) approximately $150 million in infrastructure buildout costs; (iii) up to approximately $150 million for GPU acquisitions to support high-performance computing and AI workloads; and (iv) up to approximately $132 million for GPU acquisitions for deployment within data centers in connection with its teaming agreement with Bell Canada as announced on August 19, 2025.	$493 million	$38 million
Upgrade HIVE Facilities located in Toronto, Ontario to Tier-III HPC data centers.	Ongoing.	$35 million	$nil
25 EH/s target of hashrate services capacity	Completed.	$351 million	$423 million

CONSOLIDATED RESULTS OF OPERATIONS ON A QUARTERLY BASIS

	Q4 2026	Q3 2026	Q2 2026	Q1 2026	Q4 2025
(in thousands)
Revenue from digital currency mining	$67,174	$88,225	$82,073	$40,797	$28,148
High performance computing hosting	4,642	4,886	5,180	4,814	3,013
	71,816	93,111	87,253	45,611	31,161

Operating and maintenance	(53,597)	(60,084)	(44,065)	(28,983)	(21,787)
High performance computing service fees	(689)	(883)	(784)	(809)	(596)
Depreciation	(52,702)	(57,420)	(38,292)	(22,011)	(17,967)
	(35,172)	(25,276)	4,112	(6,192)	(9,189)

Gross operating margin	17,530	32,144	42,404	15,819	8,778
Gross operating margin % (1)	24%	35%	49%	35%	28%
Gross margin %	(49%)	(27%)	5%	(14%)	(29%)

Net realized and unrealized gains (losses) on digital currencies (2)	(7,218)	(9,754)	4,553	23,161	(26,416)
General and administrative	(9,395)	(8,447)	(7,800)	(5,750)	(5,260)
Foreign exchange gain (loss)	(8,601)	4,737	601	2,872	(1,046)
Share based compensation	(7,237)	(6,998)	(5,472)	(5,750)	(4,639)
Unrealized gain (loss) on investments	(2,263)	(13,654)	(8,282)	8,172	(6,699)
Change in fair value of derivatives	(5,307)	(31,571)	(2,264)	16,436	2,028
Provision on sales tax receivables	-	1,548	-	1,367	-
Impairment of receivable on sale of subsidiary	-	(1,816)	-	-	-
Gain on sale of mining assets	-	-	48	1,312	2,060
Other income (expenses)	967	699	54	325	(33)
Finance expense	(411)	(299)	(328)	(288)	(596)
Tax expense	(1,703)	(496)	(1,019)	(649)	(3,159)
Net income (loss) from continuing operations	$(76,340)	$(91,327)	$(15,797)	$35,016	$(52,949)

EBITDA (1)	$(21,524)	$(33,112)	$23,842	$57,964	$(31,227)
Adjusted EBITDA (1)	$(8,980)	$5,725	$31,530	$44,599	$(30,676)

(1) Non-GAAP measure. A reconciliation to its nearest US GAAP measures is provided under "Reconciliations of Non-GAAP Financial Performance Measures" below.

(2) Net realized and unrealized gains (losses) on digital currencies is calculated as the change in fair value (gain or loss) on the coin inventory, and the gain (loss) on the sale of digital currencies which is the net difference between the proceeds and the carrying value of the digital currency.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Revenue:

  Revenue from digital currency mining was $67.2 million for the current period compared to $28.1 million in the prior comparative period. The Company received 876 Bitcoin compared to 303 Bitcoin in the comparative prior period.  The main reasons for the increase was the higher amount of Bitcoin rewards as result of the increase in the Company's global hashrate and the average Bitcoin price during the current period of $76,476 compared to $93,590 in the comparative prior period offset with the increase in network difficulty of an average of 140.7 trillion during the current period compared to 111.2 trillion in the comparative period.

  Revenue from high-performance computing hosting was $4.6 million for the current period compared to $3 million in the prior period. This increase can mainly be attributed to the deployment of the Nvidia H200 GPU cluster in the current fiscal year that was acquired in Q4 F25. Revenue from market places doubled in addition to revenues from bare-metal contracts in the current fiscal year. In addition, the revenue from the GPUs will vary based on the market demand from the GPU marketplace aggregators where these GPUs are listed.

Cost of sales:

  Operating and maintenance costs for digital currency mining were $51.3 million for the current period compared to $20.2 million in the prior period. These costs consisted of fees paid to suppliers (including local electricity providers), as well as service providers to operate our data centers.  These costs include daily monitoring and maintenance and all other costs directly related to the maintenance and operation of the data center equipment. The main reason for the increase was an increase in the Company's global hashrate resulting in an increase in electricity costs during the period totalling $45.3 million compared to $18.2 million in the comparative period.

  Operating and maintenance costs for high-performance computing hosting were $2.3 million for the current period compared to $1.6 million in the prior period. These costs consisted of fees paid to suppliers, service providers to operate our data centers and all other costs directly related to the maintenance and operation of the data center equipment. The increase is attributable to the Company's expanded infrastructure, including ongoing operations at Tier-III facilities in Montreal and Stockholm.

  High-performance computing service fees are fees from GPU marketplace aggregators where these GPUs are listed and will vary based on the market demand in connection with the revenue from high-performance computing hosting. The service fees were $0.7 million for the current period compared to $0.6 million for the prior period.

  Depreciation was $52.7 million for the current period compared to $18.0 million in the prior period. The increase was mainly attributable to additions as the Company expanded its fleet of ASIC machines.

Gross operating margin and gross margin:

  The gross operating margin from digital currency mining was $15.8 million in the current period compared to $8.0 million in the prior period. Gross operating margin is directly impacted by digital currency prices and the network difficulty level as this impacts revenue from mining operations. The increase in the gross margin is mainly due to the results of the above noted items under revenue and cost of sales.

  The gross operating margin from high-performance computing hosting was $1.7 million in the current period compared to $0.8 million in the prior period. The increase in the gross margin is mainly due to the results of the above noted items under revenue and cost of sales.

  The gross operating margin was $17.5 million in the current period compared to $8.8 million in the comparative prior period. The increase in the gross margin is mainly due to the results of the above noted items under revenue and cost of sales.

Net realized and unrealized gains (losses) on digital currencies:

  The Company recognized an unrealized loss on revaluing its digital currencies of $0.6 million compared to an unrealized loss of $23.5 million in the prior comparative period as result of Bitcoin price at the current period ended from the prior period and HODL balance. The Company mainly holds Bitcoin as a digital currency.
  In addition, the Company disposed of digital currencies with a total gross value of $91.3 million during the current period. Of this amount, $84.6 million represented cash proceeds, while the remaining $6.6 million (representing 60.44 Bitcoin) was used as non-cash consideration for equipment deposits with Bitmain. The Company recognized a realized loss of $6.6 million on the gross disposal amount of $91.3 million. In the prior comparative period, the Company recorded proceeds of $81.5 million and recognized a loss on such sales of $2.9 million.

Other items:

  General and administrative expenses were $9.4 million in the current period compared to $5.3 million in the prior period. Professional, advisory and consulting expenses increased by $1.9 million; office, administration and regulatory increased by $0.9 million, marketing increased by $0.1 million; and management fees, salaries, and wages increased by $1.2 million. These general and administrative expenses increased mainly as a result of increased operations in Paraguay and high-performance computing.

  Foreign exchange loss was $8.6 million in the current period compared to a loss of $1.0 million in the prior period due to the movement in exchange rates.  The Company operates in multiple jurisdictions and is exposed to foreign currency fluctuations.

  Share based compensation expense was $7.2 million in relation to the options and restricted share units vested in the period compared to $4.6 million in the prior comparative period. The increase is mainly due to a RSU grants issued during the fiscal period.

  Unrealized loss on investments was $2.3 million compared to an unrealized loss of $6.7 million in the prior period.  The Company holds several investments some of which are traded in the active markets which fluctuate from time to time in value.

  Change in fair value of derivatives was a loss of $5.3 million compared to a gain of $2.0 million in the prior period. The Company transferred Bitcoin as a deposit on equipment and received options to buy back the Bitcoin. These options were measured at fair value on the issuance dates. The derivative component is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $6.2 million on these Bitcoin options and recognized a gain of $0.9 million on the warrant liability derivative.

  Gain on equipment sales was nominal compared to a gain of $2.1 million in the prior period. The Company disposes of older-generation ASIC mining equipment and legacy GPU cards that are nearly or fully depreciated as opportunities arise to upgrade its data center equipment.

  Other income was $1.0 million in the current period compared to an expense of $33 thousand in the prior period.

  Finance expense was $0.4 million in the current period compared to $0.6 million in the prior period.  This includes interest for finance lease, loans payable, mortgage payable and the term loan. The decrease has been a result of the Company's repayment of its debts noted above.

  Tax expense was $1.7 million in the current period compared to an expense of $3.2 million in the prior period. The reason for the decrease is due to tax strategies in new jurisdiction of Paraguay and the change in tax attributes available compared to the prior period.

CONSOLIDATED RESULTS OF OPERATIONS ON A PERIOD END BASIS

		Year ended March 31,
(in thousands)	2026	2025	2024

Revenue from digital currency mining	$278,269	$105,236	$111,044
High performance computing hosting	19,522	10,043	3,421
	297,791	115,279	114,465

Operating and maintenance	(186,729)	(88,159)	(76,308)
High performance computing service fees	(3,165)	(1,972)	(635)
Depreciation	(170,425)	(64,490)	(63,599)
	(62,528)	(39,342)	(26,077)

Gross operating margin	107,897	25,148	37,522
Gross operating margin % (1)	36%	22%	33%
Gross margin %	(21%)	(34%)	(23% )

Net realized and unrealized gains on digital currencies (2)	10,742	33,674	81,835
General and administrative	(31,392)	(16,648)	(13,204)
Foreign exchange (loss) gain	(391)	(5,107)	2,054
Share based compensation	(25,457)	(10,888)	(7,249)
Unrealized gain on investments	(16,027)	19,067	3,743
Realized loss on investments	-	(311)	-
Change in fair value of derivatives	(22,706)	3,652	362
Provision on sales tax receivables	2,915	966	(6,777)
Impairment of receivable on sale of subsidiary	(1,816)	-	-
Gain on sale of mining assets	1,360	18,493	1,081
Other income (expense)	2,045	346	(59)
Finance expense	(1,326)	(2,290)	(3,024)
Tax expense	(3,867)	(4,608)	(6,185)
Net loss from continuing operations	$(148,448)	$(2,996)	$26,500

(1) Non-GAAP measure. A reconciliation to its nearest US GAAP measures is provided under "Reconciliations of Non-GAAP Financial Performance Measures" below.

(2) Net realized and unrealized gains (losses) on digital currencies is calculated as the change in fair value (gain or loss) on the coin inventory, and the gain (loss) on the sale of digital currencies which is the net difference between the proceeds and the carrying value of the digital currency.

RESULTS FOR THE YEAR ENDED MARCH 31, 2026 COMPARED TO THE YEAR ENDED MARCH 31, 2025

Revenue:

  Revenue from digital currency mining was $278.3 million for the current period compared to $105.2 million in the prior period. The Company received 2,885 Bitcoin compared to 1,414 Bitcoin in the comparative prior period. The main reasons for the increase was the higher amount of Bitcoin rewards as result of the increase in the Company's global hashrate and the higher average Bitcoin price during the current period of $98,040 compared to $75,881 in the comparative prior period offset with the increase in network difficulty of an average of 135.8 trillion during the current period compared to 95.7 trillion in the comparative period.

  Revenue from high-performance computing hosting was $19.5 million for the current period compared to $10.0 million in the prior period. This increase can mainly be attributed to the deployment of the Nvidia H200 GPU cluster in the current period that was acquired in Q4F25. Revenue from market places doubled and additional revenue from bare-metal contracts. Furthermore, the revenue from the GPUs will vary based on the market demand from the GPU marketplace aggregators where these GPUs are listed.

Cost of sales:

  Operating and maintenance costs for digital currency mining were $178.0 million for the current period compared to $82.0 million in the prior period. These costs consisted of fees paid to suppliers (including local electricity providers) and service providers for operating our data centers.  These costs include daily monitoring and maintenance and all other costs directly related to the maintenance and operation of the data center equipment. The main reason for the increase was an increase in the Company's global operating footprint reaching 440 MW this period (driven by the completion of the 300 MW expansion in Paraguay) resulting in 25 EH/s of hashrate being realized, resulting in an increase in electricity costs during the period totalling $158.3 million compared to $70.4 million in the comparative period.

  Operating and maintenance costs for high-performance computing hosting were $8.7 million for the current period compared to $6.1 million in the prior period. These costs consisted of fees paid to suppliers, service providers to operate our data centers and all other costs directly related to the maintenance and operation of the data center equipment. The increase is attributable to the Company's expanded infrastructure, including ongoing operations at Tier-III facilities in Montreal and Stockholm.

  High-performance computing service fees are fees from GPU marketplace aggregators where these GPUs are listed and will vary based on the market demand in connection with the revenue from high-performance computing hosting. Service fees were $3.2 million in the current period, compared with $2.0 million in the prior period.

  Depreciation was $170.4 million for the current period compared to $64.5 million in the prior period. The increase was mainly attributable to additions as the Company expanded its fleet of ASIC machines.

Gross operating margin and gross margin:

  The gross operating margin from digital currency mining was $100.2 million in the current period compared to $23.2 million in the prior period. Gross operating margin is directly impacted by digital currency prices and the network difficulty level, as this impacts revenue from mining operations. The increase in gross margin is mainly due to the results of the above-noted items under revenue and cost of sales.

  The gross operating margin from high-performance computing hosting was $7.7 million in the current period compared to $2.0 million in the prior period. The increase in the gross margin is mainly due to the results of the above noted items under revenue and cost of sales.

  The gross operating margin was $107.9 million in the current period compared to $25.2 million in the comparative prior period. The increase in the gross margin is mainly due to the results of the above noted items under revenue and cost of sales.

Net realized and unrealized gains on digital currencies:

  The Company recognized an unrealized gain on revaluing its digital currencies of $0.1 million compared to a gain of $37.4 million in the prior comparative period as a result of the Bitcoin price at the period end as compared to the Bitcoin price at the year ended March 31 and the HODL balance. The Company mainly holds Bitcoin as a digital currency.

  In addition, the Company disposed of digital currencies with a total gross value of $477.6 million during the current period. Of this amount, $269.1 million represented cash proceeds, while the remaining $208.5 million (representing 2,139 Bitcoin) was used as non-cash consideration for equipment deposits with Bitmain. The Company recognized a realized gain of $10.7 million on the gross disposal amount of $477.6 million.  In the prior comparative period, the Company recorded proceeds of $119.6 million and recognized a loss on such sales of $3.7 million.

Other items:

  General and administrative expenses were $31.4 million in the current period compared to $16.6 million in the prior period. Professional, advisory and consulting expenses increased by $6.7 million; marketing expenses increased by $0.4 million; office, administration, and regulatory expenses increased by $2.4 million; management fees, salaries, and wages increased by $5.2 million.

  Foreign exchange loss was $0.4 million in the current period compared to a loss of $5.1 million in the prior period due to the movement in exchange rates. The Company operates in multiple jurisdictions and is exposed to foreign currency fluctuations.

  Share-based compensation expense was $25.5 million in relation to the options and restricted share units vested in the period, compared to $10.9 million in the prior comparative period. The increase is mainly due to grants during the fiscal year and vesting of prior period grants.

  Unrealized loss on investments was $16.0 million compared to an unrealized gain of $19.1 million in the prior period.  The Company holds several investments, some of which are traded in the active markets, which fluctuate from time to time in value.  The Company purchased shares of a public company totalling $0.2 million and invested $0.7 million in a private company in the current period.

  Realized loss on investment was $nil compared to a loss of $0.3 million in the prior period.

  Change in fair value of derivatives was a loss of $22.7 million compared to a gain of $3.7 million in the prior period.  During the current period, the Company transferred 2,139 Bitcoin as a deposit on equipment and received options to buy back the Bitcoin.  These options were measured at fair value on the issuance dates. The derivative component is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $23.1 million on these Bitcoin options and recognized a gain of $0.4 million on the warrant liability derivative.

  Provision on sales tax receivable was a recovery of $2.9 million compared to $1.0 million in the prior period.  During the fiscal period, the Company received sales tax credits totalling $2.9 million connected to multiple sales tax filing periods spanning from July 2020 to September 2025 in connection with the Company's subsidiary 9376-9974 Quebec Inc. sales tax provisioned amounts.

  Impairment of receivable on sale of a subsidiary $1.8 million compared to $nil in the prior period. Management assessed the collectability of accounts receivables based on the financial worthiness of the counterparty and in light of recent events the Company has impaired the full amount of the receivable.

  Gain on equipment sales was $1.4 million compared to a gain of $18.5 million in the prior period.  The Company disposes of older-generation ASIC mining equipment and legacy GPU cards that are nearly or fully depreciated as opportunities arise to upgrade its data center equipment.

  Other income was $2.0 million in the current period compared to $0.4 million in the prior period.

  Finance expense was $1.3 million in the current period compared to $2.3 million in the prior period.  This includes interest and accretion on the convertible debt, loans payable and the term loan. The decrease has resulted from the Company's repayment of its debts noted above.

  Tax expense was $3.9 million in the current period compared to an expense of $4.6 million in the prior period. The Company incurs tax expense as result of taxable income in its operations in Sweden, Paraguay and Canada after the use of its tax attributes within those jurisdictions.

RESULTS FOR THE YEAR ENDED MARCH 31, 2025 COMPARED TO THE YEAR ENDED MARCH 31, 2024

Revenue:

• Revenue from digital currency mining was $105.2 million for Fiscal 2025 compared to $111.0 million in Fiscal 2024. The Company mined 1,414 BTC compared to 3,123 BTC in the comparative prior period as a result of the Bitcoin Halving on April 20, 2024, which halved the miner rewards from 6.25 BTC to 3.125 BTC per block.  The main reasons for the decrease was the miner rewards were halved and the network difficulty was an average of 95.7T in Fiscal 2025 compared to 61.2T in the comparative period, even with a higher average Bitcoin price during Fiscal 2025of $75,881 compared to $36,351 in Fiscal 2024.

• Revenue from high performance computing hosting was $10.0 million for Fiscal 2025 compared to $3.4 million in Fiscal 2024. The revenue from the GPUs will vary based on the market demand from the GPU marketplace aggregators where these GPUs are listed. However, the Company specifically saw an increased demand for A40 GPUs and increased its deployment of A40 GPUs in order to capture this demand which led to increased revenue in that segment. Additionally, the Company brought online a cluster of Nvidia H100 GPUs in Q425 as part of its deployment of newer generation hardware, which helped the Company achieve its $10 million target.

Cost of sales:

• Operating and maintenance costs for digital currency mining were $82.0 million for Fiscal 2025 compared to $73.6 million in Fiscal 2024. These costs consisted of fees paid to suppliers (including local electricity providers), as well as service providers to operate our data centers.  These costs include daily monitoring and maintenance and all other costs directly related to the maintenance and operation of the data center equipment. The main reason for the increase was an increase in the Company's global hashrate resulting in an increase in electricity costs during the period.  Also contributing to the cost was the abolishment of the energy tax reduction in Sweden for data centers which occurred on July 1, 2023.

• Operating and maintenance costs for high performance computing hosting were $6.1 million for Fiscal 2025 compared to $2.7 million in Fiscal 2024. These costs consisted of fees paid to suppliers, service providers to operate our data centers and all other costs directly related to the maintenance and operation of the data center equipment. The increase is attributable to the Company's expanded infrastructure, including ongoing operations at  Tier-III facilities in Montreal and Stockholm.

• High performance computing service fees are fees from GPU marketplace aggregators where these GPUs are listed and will vary based on the market demand in connection with the revenue from high performance computing hosting. The service fees were $2.0 million for Fiscal 2025 compared to $0.6 million for Fiscal 2024.

• Depreciation was $64.5 million for Fiscal 2025 compared to $63.6 million in Fiscal 2024. The change is nominal and due to timing in conjunction with additions and disposals in Fiscal 2025.

Gross operating margin and gross margin:

• The gross operating margin from digital currency mining was $23.2 million in Fiscal 2025 compared to $37.5 million in Fiscal 2024. Gross operating margin is directly impacted by digital currency prices and the network difficulty level as this impacts revenue from mining operations.

• The gross operating margin from high performance computing hosting was $2.0 million in Fiscal 2025 compared to $48 in Fiscal 2024. The increase in the gross margin is mainly due to the results of the above noted items under revenue and cost of sales.

• The gross margin was a gain of $25.1 million in Fiscal 2025 compared to a gain of $37.5 million in the comparative prior period. The decrease in the gross margin is mainly due to the results of the above noted items under revenue and cost of sales.

Revaluation of digital currencies:

• The Company recognized a gain on revaluing its digital currencies of $37.4 million in Fiscal 2025 compared to a gain of $77.2 million in Fiscal 2024. The Company mainly holds Bitcoin as a digital currency. During Fiscal 2025 end price of Bitcoin increased from an average price of $66,247 in April 2024 to $85,138 in March 2025, whereas, the price of Bitcoin increased from an average price of $28,854 in April 2023 to $67,381 in March 2024. In addition, the Company sold digital currencies and received proceeds of $119.6 million during Fiscal 2025 which resulted in the recording of a loss on such sale of $3.7 million. During Fiscal 2024, the Company recorded proceeds of $97.2 million and recognized a gain on such sales of $4.6 million.

Other items:

• General and administrative expenses were $16.6 million in Fiscal 2025 compared to $13.2 million in Fiscal 2024. Management fees, salaries, and wages increased by $0.5 million, marketing expense increased by $0.9 million and office, administration, and regulatory expenses increased by $0.7 million, and professional, advisory and consulting expenses increased by $1.4 million.

• Foreign exchange loss was $5.1 million in Fiscal 2025 compared to a gain of $2.1 million in Fiscal 2024 due to the movement in exchange rates.  The Company operates in multiple jurisdictions and is exposed to foreign currency fluctuations.

• Share based compensation expense was $10.9 million in Fiscal 2025 in relation to the options and restricted share units vested in the period compared to $7.2 million in Fiscal 2024. The increase is on the account of the amortization of previous grants in prior periods, and grants of 2,491,000 on July 18, 2024, 2,442,000 RSU on November 5, 2024 and 1,117,000 on February 14, 2025.

• Unrealized gain on investments was $19.1 million in Fiscal 2025 compared to an unrealized gain of $3.7 million in Fiscal 2024.  The Company holds several investments some of which are traded in the active markets which fluctuate from time to time in value.  The Company purchased shares of a public company totalling $1.5 million in Fiscal 2025.

• Realized loss on investments was $0.3 million in Fiscal 2025 compared to $nil in Fiscal 2024. The Company sold shares in a public company for proceeds of $1.8 million with cost base of $2.1 million.

• Change in fair value of derivatives was a gain of $3.7 million in Fiscal 2025 compared to a gain of $0.4 million in Fiscal 2024.  The derivative component is re-valued each reporting period using the Black-Scholes option pricing model.

• Provision on sales tax receivable was a recovery of $1 million in Fiscal 2025 compared to a provision of $6.8 million in Fiscal 2024. The Company performed a review of the assessment over Sales tax receivables, examining the history of claims and payments received from various authorities, together with regulatory requirements. As a result, the Company determined certain amounts recoverable and recorded a recovery of the provision of $1.3 million for these receivables, net of an additional provision amount of $0.3 million during the period. For the prior comparative period, the Company determined that there is uncertainty over the collection of certain amounts and recorded a provision of $6.8 million for these receivables.

• Gain on equipment sales were $18.5 million in Fiscal 2025 compared to a gain of $1.1 million in Fiscal 2024. The Company disposes of older generation ASIC mining equipment and legacy GPU cards that are nearly fully depreciated as opportunities present themselves as part of upgrading its fleet of data center equipment.

• Other income was $346 in Fiscal 2025 compared to other expenses of $59 in Fiscal 2024.

• Finance expense was $2.3 million in Fiscal 2025 compared to $3.0 million in Fiscal 2024.  This includes interest and accretion on the convertible debt, loans payable and the term loan.

• Tax expense was $4.6 million in Fiscal 2025 compared to an expense of $6.2 million in Fiscal 2024. The main reason for the decrease is due to the tax attributes available compared to Fiscal 2024.

CONSOLIDATED BALANCE SHEET

	March 31,	March 31,
(in thousands)	2026	2025
Cash	$23,113	$23,375
Amounts receivable and prepaids	15,566	11,758
Investments	9,741	24,136
Derivative asset	606	1,300
Digital currencies	10,822	181,146
Plant and equipment	480,476	202,848
Long term receivable	2,147	6,602
Deposits, net of provision	53,579	74,887
Right of use asset	43,096	5,546
TOTAL ASSETS	$639,146	$531,598

Accounts payable and accrued liabilities	$27,045	$15,377
Current portion of convertible loan - liability component	-	1,871
Current portion of lease liability	12,368	2,645
Current portion of mortgage payable	143	-
Acquisition loan payable	-	31,000
Term loan	2,038	3,558
Current portion of loans payable	1,460	2,792
Warrant liability	413	760
Current income tax liability	10,968	7,954
Loans payable	9,497	10,200
Lease liability	31,212	3,095
Mortgage payable	14,348	-
Deferred tax liability	295	3,209
TOTAL LIABILITIES	$109,787	$82,461

The following is a summary of key balance sheet items:

Cash and cash equivalents

  Cash and cash equivalents as at March 31, 2026, was $23.1 million, a decrease of $0.3 million from the prior year. Refer to the Liquidity and Capital Resources section below for details on changes in cash.

Amounts receivable and prepaids

  Amounts receivable and prepaids increased by $3.8 million as a result of an increase sales tax and vat receivables of $4.8 million, mainly offset by a decrease in prepaid expenses of $0.8 million and trade receivables of $0.3 million.

Investments

  The Company holds a number of investments some of which are traded in active markets.  As a result, these investments fluctuate in value from time to time.  Investments decreased by $14.4 million from the prior year mainly due to a mark to market adjustments on these investments, net of additions and disposals.  In the current period, the Company purchased investments totalling $0.9 million and did not sell any investment holdings.

Digital currencies

  Digital currencies at March 31, 2026 mainly consisted of 150 Bitcoin (March 31, 2025 - 2,201 Bitcoin). The decrease in digital currencies was mainly due to 2,139 Bitcoin used towards equipment purchases. The Company entered into equipment purchase agreements whereby the Company was able to make the purchase in Bitcoin and also receive an option to repurchase the bitcoin in the future for a fixed price.

Property, plant and equipment

  Property, plant and equipment increased by $277.6 million primarily due to fixed assets additions of $448.2 million, mainly in Paraguay, and includes an acquisition of a data center and land located in Ontario, Canada, offset by depreciation of $170.4 million during the period. The remainder of the change is due to foreign exchange and the disposal of equipment.

Long term receivable

  Long term receivable decreased by $4.4 million and has consisted of value added tax receivables and a receivable on the sale of a subsidiary. The Company recognized an impairment of receivable on sale of a subsidiary of $1.8 million during the current period. Management assessed the collectability of accounts receivables based on the financial worthiness of the counterparty and in light of recent events the Company has impaired the full amount of the receivable. In addition, VAT receivables decreased $2.6 million.

Derivative asset

  The Company entered into certain equipment purchase agreements to provide the Company with the right to pay for the equipment deposit using Bitcoin and if the Company chose to do so it would receive the right to repurchase the Bitcoin in the future for a fixed price.

  During the year ended March 31, 2026, the Company transferred a total of 2,139 Bitcoin as a deposit on equipment and received options to buy back the Bitcoin.  The options were initially measured at fair value on various issuance dates between April 2025 to March 2026 using the Black-Scholes option pricing model.

  As at March 31, 2026, the Company had exercised certain options and repurchased a total of 799 Bitcoin in connection with its repurchase rights resulting in a gain of $12.8 million.

  The options are re-valued each reporting period.  As at March 31, 2026, the Company holds options to repurchase 166 Bitcoin (March 31, 2025 - 172 Bitcoin) and the fair value of these options is $0.6 million at year end.

Deposits

  Deposits mainly consist of deposits with energy suppliers and equipment deposits which decreased by $21.3 million during the period.  The decrease is mainly due to capitalization of assets in Paraguay by $58.0 million, offset by an increase in deposit amounts paid to the Administración Nacional de Electricidad ("ANDE") of $26.3 million in relation to the energization of the 100 MW and 200 MW facilities in Paraguay, $8.2 million in connection with the Company's partnership with Bell Canada, and $2.2 million towards import and bank deposits.

Right of use assets

  Right of use assets increased by $37.6 million mainly due to a Dell Finance lease of 504 B200s for the Company's leased Manitoba, Canada datacenter under the Bell partnership agreement and leasing the datacenter from Bell located in Manitoba, Canada.

  The Company financed over a term of 36 months, 504 B200s as announced November 17, 2025 which were received in March 2026. These units were capitalized as a finance lease and increased ROU assets by $29.7 million.

  The Company entered into datacenter lease with Bell as announced March 16, 2026 for 1 MW facility in Manitoba, Canada with an optional 3 MW capacity for expansion over a term of 72 months. This operational lease increased ROU assets by $11.0 million.

  The increases were offset by depreciation and foreign exchange.

Accounts payable and accrued liabilities

  Accounts payable and accrued liabilities increased by $11.7 million during the period due to the normal course of operations and due to the timing of billings and payments.  At the current period ended, the Company had a total of $10.7 million payable to ANDE for energy consumption in Paraguay for its 100 MW and 200 MW facilities, which were paid as of the date of this report. In addition, at March 31, 2026, included in other payables is a $2.2 million (2025 - $nil) refundable customer deposit for high performance computing service agreement covering two months of service fees.

Term loan

  As part of the Atlantic acquisition the Company acquired a $11.0 million term loan ("Atlantic Term Loans").  The Atlantic Term Loans were made up of two discrete balances; Term Loan 1 and Term Loan 2; and the total facility bears interest at 3.33% per annum and had a maturity date of June 30, 2024.  The Company renewed Term Loan 1 over a 1 year term bearing interest at 5.31% with a balance remaining of C$4.2 million, and Term Loan 2 was renewed at 5.15% over a 2 year term with a balance remaining of C$2.6 million. On June 30, 2025, the Company renewed Term Loan 1 over a 1-year term at an interest rate of 4.39% with a balance remaining of C$2.8 million.  The principal and interest payment is the same as noted above.

  The Atlantic Term Loans decreased by $1.5 million as a result of the repayment of principal amounts during the period.

  On April 21, 2025, the Company received a covenant amendment from its lender in relation to the Atlantic Term Loans maintained by HIVE Atlantic Datacentres Ltd.  The lender formally withdrew the minimum working capital ratio of 1.2 to 1 and the maximum long-term debt to tangible net worth ratio of 2 to 1, leaving the only remaining covenant of minimum debt service coverage ratio of EBITDA of 1.5 to 1.  As at March 31, 2026, HIVE Atlantic Datacentres Ltd. was in compliance with the amended required debt service coverage ratio covenant.

Warrant liability

  As part of the change in the functional currency of HIVE Digital Technologies Ltd. from the Canadian dollar to the U.S. dollar during the year ended March 31, 2025, all of the Company's issued and outstanding warrants were reclassified from equity to liability.  The warrants have strike prices denominated in Canadian dollars and are not indexed to the Company's stock because of the change in functional currency.  The warrant is re-valued each reporting period.  As at March 31, 2026, the warrant liability was re-valued at $0.4 million using the Black-Scholes option pricing model. The decrease was $0.35 million and the key input change in the pricing model was stock price.

Acquisition loan payable

  As part of the acquisition of Zunz SA during the year ended March 31, 2025, the Company was required to make equal monthly instalments over six months following the closing on March 17, 2025.  The Company made all instalments during the current period, resulting in a $nil balance owing at period end.

Current income tax liability

  The Company's current income tax liability increased by $3.0 million as a result of taxable income in its operations in Sweden, and Canada after the use of its tax attributes within those jurisdictions.

Convertible loan

  The convertible loan liability component decreased by $1.9 million as a result of repayment of principal net of accretion and interest during the period. As at March 31, 2026, the loan was repaid in full.

  The convertible loan derivative component was re-valued each reporting period using the Black-Scholes option pricing model.  Prior to the Company's change in functional currency on April 1, 2024, the Company determined that the Convertible Loan contained an embedded derivative, and that the conversion feature does not qualify as equity as it does not satisfy the "fixed for fixed" requirement as the number of potential common shares to be issued is contingent on a variable carrying amount for the financial liability.  The financial liability is variable because the functional currency of Hive Digital Technologies Ltd. is Canadian dollars and the Convertible Loan is denominated in U.S. dollars, therefore the number of common shares to be issued depends on the foreign exchange rate at the date of settlement.  Consequently, the conversion feature was classified as a derivative liability. As of April 1, 2024, the conversion feature was reclassified to equity.

Loans payable

  The Company incurred a loan as part of the sale of the net assets of Boden Technologies AB.  The loan facility bears interest at the Swedish government borrowing rate plus 1% per annum and has a maturity date of December 31, 2035.  The decrease of $2.0 million is mainly due to the repayment of principal during the current period and foreign exchange.

Lease liability

  The lease liabilities mainly increased by $37.8 million mainly because of lease payments made of $3.4 million during the period net of additions as noted under right of use assets above and foreign exchange during the current period.

Mortgage payable

  During the fiscal year ended March 31, 2026, the Company acquired real property located in Ontario described under "ASSET ACQUISTIONS", and the Company issued a vendor takeback mortgage to the seller. The mortgage has a principal of $14.7 million (C$20 million), bears interest at 6.00% annually and interest payments are due on a quarterly basis. The mortgage has a term of two years and the full amount of the principal is due at maturity.

Deferred tax liability

  The Company's deferred tax liability at March 31, 2026 decreased by $2.9 million as a result of the changes in the tax attributes and balances within the jurisdictions for the operational subsidiaries in which they operate.

RECONCILIATIONS OF NON-GAAP FINANCIAL PERFORMANCE MEASURES

The Company has presented certain non-GAAP measures in this report.  Specifically, the Company has presented "Gross Operating Margin," "Gross Mining Margin," "Gross Compute Margin," "EBITDA," and "Adjusted EBITDA" (all as further described below). HIVE's Board of Directors and management use non-GAAP financial measures to supplement GAAP metrics to provide a more complete understanding of the factors and trends affecting the Company, and to better understand the Company's core operating results across fiscal reporting periods. The Company believes that these non-GAAP financial measures, while not a substitute for GAAP measures, provide investors with (i) an improved ability to evaluate the underlying performance of the Company and (ii) greater transparency of the key performance metrics used by management with respect to operational and financial decision making.

The non-GAAP financial measures presented herein are provided as supplemental information to the Company's performance measures calculated in accordance with GAAP and should not be considered in isolation or as a substitute for US GAAP. Non-GAAP financial measures do not have any standardized meaning prescribed under US GAAP and therefore may not be comparable to other issuers. Because of the non-standardized nature of non-GAAP financial measures, HIVE's presentation herein may not be comparable to similarly titled measures used by other companies.

Gross Operating Margin

The Company believes that, in addition to conventional measures prepared in accordance with US GAAP, it is helpful to management, the board and investors to use the gross operating margin to evaluate the Company's performance and its ability to generate cash flows and service debt.  The gross operating margin is defined as total revenue less direct cash costs, being operating and maintenance costs and high-performance computing service fees.

The following table provides illustration of the calculation of the gross operating margin for the last five quarters:

Calculation of Gross Operating Margin: (in thousands)	Q4 2026	Q3 2026	Q2 2026	Q1 2026	Q4 2025

Revenue (1)	$71,816	$93,111	$87,253	$45,611	$31,161
Less:
Operating and maintenance costs:	(53,597)	(60,084)	(44,065)	(28,983)	(21,787)
HPC service fees:	(689)	(883)	(784)	(809)	(596)
Gross Operating Margin	$17,530	$32,144	$42,404	$15,819	$8,778

Gross Operating Margin %	24%	35%	49%	35%	28%

  (1) As presented on the statements of (loss) income and comprehensive income (loss).

The following table provides illustration of the calculation of the gross operating margin for the last three fiscal years:

Calculation of Gross Operating Margin: (in thousands)	FY26	FY25	FY24

Revenue (1)	$297,791	$115,279	$114,465
Less:
Operating and maintenance costs:	(186,729)	(88,159)	(76,308)
HPC service fees:	(3,165)	(1,972)	(635)
Gross Operating Margin	$107,897	$25,148	$37,522

Gross Operating Margin %	36%	22%	33%

  (1) As presented on the statements of (loss) income and comprehensive income (loss).

Gross Mining Margin

The Company believes that, in addition to conventional measures prepared in accordance with US GAAP, it is helpful to management, the board and investors to use the gross mining margin to evaluate the Company's performance and its ability to generate cash flows and service debt.  The gross mining margin is defined as revenue from digital currency mining less direct cash costs, being operating and maintenance costs related to these activities.

Gross mining margin is directly impacted by Bitcoin price and Bitcoin network Difficulty (which are both publicly available statistics).  The Difficulty is an integer value that is proportional to the number of hashes required to solve a block.  Revenue is directly proportional to Bitcoin price, and inversely proportional to Difficulty.

The following table provides illustration of the calculation of the gross mining margin for the last five quarters:

Calculation of Gross Mining Margin: (in thousands)	Q4 2026	Q3 2026	Q2 2026	Q1 2026	Q4 2025

Revenue from digital currency mining	$67,174	$88,225	$82,073	$40,797	$28,148
Less:
Mining operating and maintenance costs:	(51,334)	(57,785)	(42,076)	(26,843)	(20,195)
Gross Mining Margin	$15,840	$30,440	$39,997	$13,954	$7,953

Gross Mining Margin %	24%	35%	49%	34%	28%

The following table provides illustration of the calculation of the gross mining margin for the last three fiscal years:

Calculation of Gross Mining Margin: (in thousands)	FY26	FY25	FY24

Revenue from digital currency mining	$278,269	$105,236	$111,044
Less:
Mining operating and maintenance costs:	(178,038)	(82,041)	(73,570)
Gross Mining Margin	$100,231	$23,195	$37,474

Gross Mining Margin %	36%	22%	34%

Gross Compute Margin

The Company believes that, in addition to conventional measures prepared in accordance with US GAAP, it is helpful to management, the board and investors to use the gross HPC margin to evaluate the Company's performance and its ability to generate cash flows and service debt for its HPC business.  The gross HPC margin is defined as revenue from high-performance computing hosting less direct cash costs, being operating and maintenance costs related to these activities and high-performance computing service fees.

The following table provides illustration of the calculation of the gross HPC margin for the last five quarters:

Calculation of Gross HPC Margin: (in thousands)	Q4 2026	Q3 2026	Q2 2026	Q1 2026	Q4 2025

High performance computing hosting	$4,642	$4,886	$5,180	$4,814	$3,013
Less:
HPC operating and maintenance costs:	(2,263)	(2,299)	(1,989)	(2,140)	(1,592)
HPC service fees:	(689)	(883)	(784)	(809)	(596)
Gross HPC Margin	$1,690	$1,704	$2,407	$1,865	$825

Gross HPC Margin %	36%	35%	46%	39%	27%

The following table provides illustration of the calculation of the gross HPC margin for the last three fiscal years:

Calculation of Gross HPC Margin: (in thousands)	FY26	FY25	FY24

High performance computing hosting	$19,522	$10,043	$3,421
Less:
HPC operating and maintenance costs:	(8,691)	(6,118)	(2,738)
HPC service fees:	(3,165)	(1,972)	(635)
Gross HPC Margin	$7,666	$1,953	$48

Gross HPC Margin %	39%	19%	1%

EBITDA & Adjusted EBITDA

The Company uses EBITDA and Adjusted EBITDA as a metric that is useful to management, the board and investors for assessing its operating performance on a cash basis before the impact of non-cash items and acquisition related activities.  EBITDA is net income or loss from operations, as reported in profit and loss, before finance income and expense, tax and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for by removing other non-cash items, including share-based compensation, finance expense, depreciation and one-time transactions.

The following table provides illustration of the calculation of EBITDA and Adjusted EBITDA for the last five quarters:

Calculation of EBITDA & Adjusted EBITDA: (in thousands)	Q4 2026	Q3 2026	Q2 2026	Q1 2026	Q4 F2025
Net (loss) income (1)	(76,340)	(91,327)	(15,797)	35,016	(52,949)
Add the impact of the following:
Finance expense	411	299	328	288	596
Depreciation	52,702	57,420	38,292	22,011	17,967
Tax expense	1,703	496	1,019	649	3,159
EBITDA	(21,524)	(33,112)	23,842	57,964	(31,227)
Change in fair value of derivatives	5,307	31,571	2,264	(16,436)	(2,028)
Provision on sales tax receivables	-	(1,548)	-	(1,367)	-
Impairment of receivable on sale of subsidiary	-	1,816	-	-	-
Gain on sale of mining assets	-	-	(48)	(1,312)	(2,060)
Share-based compensation	7,237	6,998	5,472	5,750	4,639
Adjusted EBITDA	(8,980)	5,725	31,530	44,599	(30,676)

(1) As presented on the statements of (loss) income and comprehensive income (loss).

The following table provides illustration of the calculation of EBITDA and Adjusted EBITDA for the last three fiscal years:

Calculation of EBITDA & Adjusted EBITDA: (in thousands)	FY26	FY25	FY24
Net (loss) income (1)	(148,448)	(2,996)	26,500
Add the impact of the following:
Finance expense	1,326	2,290	3,024
Depreciation	170,425	64,490	63,599
Tax expense	3,867	4,608	6,185
EBITDA	(27,170)	(68,392)	99,308
Change in fair value of derivatives	22,706	(3,652)	(362)
Provision on sales tax receivables	(2,915)	(966)	6,777
Impairment of receivable on sale of subsidiary	1,816	-	-
Gain on sale of mining assets	(1,360)	(18,493)	(1,081)
Share-based compensation	25,457	10,888	7,249
Adjusted EBITDA	72,874	56,169	111,891

(1)    As presented on the statements of (loss) income and comprehensive income (loss).

SUMMARY OF QUARTERLY RESULTS

As noted above, beginning with our audited financials for the year ended March 31, 2025, our financials are prepared in accordance with U.S. GAAP. Set forth below is unaudited supplemental quarterly financial information that reflects material retrospective adjustments to our consolidated statements of operations as a result of the transition to GAAP and is intended to assist investors in evaluating our results of operations on a consistent basis across periods.

					REVISED
	Q4 2026	Q3 2026	Q2 2026	Q1 2026	Q4 2025
(in thousands, except share amounts)	$	$	$	$	$
Revenue	71,816	93,111	87,253	45,611	31,161
Net (loss) income	(76,340)	(91,327)	(15,797)	35,016	(52,949)
Basic (loss) income per share	(0.30)	(0.38)	(0.07)	0.19	(0.34)
Diluted (loss) income per share	(0.30)	(0.38)	(0.07)	0.18	(0.34)

	REVISED	REVISED	REVISED	REVISED	REVISED
	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024
(in thousands, except share amounts)	$	$	$	$	$
Revenue	31,161	29,229	22,648	32,241	36,881
Net (loss) income	(52,949)	68,161	80	(18,288)	54,476
Basic (loss) income per share	(0.34)	0.53	0.00	(0.17)	0.55
Diluted (loss) income per share	(0.34)	0.52	0.00	(0.17)	0.55

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and cash equivalents, debt facilities, Bitcoin on our balance sheet, equity sales, and the cash flows generated from operations. We are exploring additional financing structures, including the use of project-level financing, to finance our development initiatives, including infrastructure build outs. The Company has been reliant on external financing to take advantage of growth opportunities while preserving its cryptocurrency assets.  The Company's success is dependent on the Company's ability to efficiently mine and liquidate digital currencies and its profitability in its HPC business revenue stream.

As at March 31, 2026, the Company had working capital of $5.4 million (March 31, 2025 - working capital balance of $175.8 million).

  The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the year ended March 31,
	2026	2025	2024
Net cash provided by operating activities	$62,337	16,634	9,640
Net cash used in investing activities	(222,914)	(183,773)	(77,341)
Net cash provided by financing activities	159,890	180,374	73,004
Effects of exchange rate changes on cash	425	102	2
Net change in cash during the year	(262)	13,697	5,305
Cash, restricted cash equivalents and bank overdraft
Beginning of the year	23,375	9,678	4,373
End of the year	$23,113	23,375	9,768

Operating Activities

Net cash provided by operating activities increased by $45.7 million in Fiscal Year 2026 compared to Fiscal Year 2025, primarily due to stronger underlying operations (higher cash earnings and working-capital inflows), which more than offset any increases in interest or other operating cash costs.

Net cash provided by operating activities increased by $7.0 million in Fiscal Year 2025 compared to Fiscal Year 2024, primarily due to improved operating performance and favourable working-capital movements relative to 2024.

Investing Activities

Net cash used in investing activities increased by $39.1 million in Fiscal Year 2026 compared to Fiscal Year 2025, primarily due to higher capital expenditures on property and equipment and other long-term investments in the business, indicating expansion rather than divestitures.

Net cash used in investing activities increased by $106.4 million in Fiscal Year 2025 compared to Fiscal Year 2024, primarily due to higher spending on capital assets and other long-term investments compared with the prior year.

Financing Activities

Net cash provided by financing activities decreased by $20.8 million in Fiscal Year 2026 compared to Fiscal Year 2025, primarily due to the repayment of the Yguazú acquisition loan payable and higher loan and debenture repayments, partially offset by a slightly larger share offering in 2026.

Net cash provided by financing activities increased by $107.7 million in Fiscal Year 2025 compared to Fiscal Year 2024, primarily due to larger share offerings in 2025 ($186.8 million vs 55.7 million) and the absence of one-time items like the 21,738 special warrants issued in 2024, with only modest changes in loan and debenture repayments.

As at March 31, 2026, the contractual maturities of financial and other liabilities, including estimated interest payments, are as follows:

	Contractual
(in thousands)	cash flows	within 1 year	1 to 3 years	3 to 5 years	5+ years
Accounts payable	$26,545	$26,545	$-	$-	$-
Term loan	2,038	2,038	-	-	-
Lease commitments - operating	16,318	4,155	5,561	4,448	2,154
Lease commitments - finance	34,212	11,404	22,808	-	-
Mortgage payable	16,070	861	15,209	-	-
Loans payable and interest	12,706	1,417	2,737	2,608	5,944
Total	$107,889	$46,420	$46,315	$7,056	$8,098

Lawsuits

Our lawsuits are summarized in Note 17 (Commitments and Contingencies) to the Financial Statements.

Commitments

Our commitments are summarized in Note 17 (Commitments and Contingencies) to the Financial Statements.

Contingent liability

Our contingent liability is summarized in Note 17 (Commitments and Contingencies) to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based  on our consolidated financial statements, which are prepared in accordance with US GAAP.  While our significant accounting policies are described in Note 3 of the Company's consolidated financial statements included elsewhere in this report, we believe that the following accounting policies and estimates are most critical to understanding and evaluating this management's discussion and analysis:

Revenue from digital currency mining

We participate in digital asset mining pools and provides computing power and transaction verification services to the mining pool in exchange for non-cash consideration in the form of Bitcoin. We measure the non-cash consideration received at the fair market value of the Bitcoin received. Management estimates fair value on a daily basis, as the quantity of Bitcoin received multiplied by the price quoted on the date and time it was received in the Company's wallet.

Stock-based compensation

We measure equity-settled share-based payments, including equity awards such as stock options, restricted stock units and broker warrants to certain of its employees, directors, officers, and consultants based on their fair value at the grant date and recognizes compensation expense on a graded basis over the vesting period. The amount recognized as an expense is net of estimated forfeitures, such that the amount ultimately recognized is based on the number of awards that ultimately vest. We estimate forfeitures based on historical forfeiture trends. If actual forfeiture rates are not consistent with our estimates, we may be required to increase or decrease compensation expenses in future periods

Impairment of long-lived assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This process includes (i) grouping and testing at the lowest level for which identifiable independent cash flows  are available ("Asset Group") (ii) preparing a projected undiscounted cash flow analysis for the respective asset or Asset Group and (iii) if the asset or Asset Group is not recoverable, measuring impairment loss as the excess of the carrying value over the fair value, if any. Actual outcomes could differ from these estimates.

SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2026, the Company issued 939,250 common shares under the RSU plan upon the exercise of restricted share units.

Subsequent to the year ended March 31, 2026, the Company issued 8,651,059 November 2025 ATM Shares pursuant to the November 2025 ATM Equity Program for gross proceeds of $25.2 million.  The November 2025 ATM shares were sold at prevailing market prices for an average price per November 2025 ATM Share of $2.91 (C$4.03). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $0.9 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement.

On April 21, 2026, the Company’s wholly-owned subsidiary, HIVE Bermuda 2026 Ltd., issued $115 million aggregate principal amount of exchangeable senior notes (the “Notes”) which included the full exercise of the initial purchasers’ option to purchase an additional $15 million of Notes. Net proceeds were $109.5 million after deducting commissions and expenses. In connection with the exchangeable note offering, HIVE entered into capped call transactions with certain financial institutions. The initial cap price represents a 125% premium over the April 16, 2026 Nasdaq price (approximately $4.92 per share), designed to mitigate economic dilution or excess cash outlay upon exchange of the Notes above the exchange price up to the cap price. The capped call transactions were funded using approximately $19.8 million of cash on hand.

On May 15, 2026, the Company closed the acquisition of real property located around Ontario's Toronto-Waterloo innovation corridor. In consideration, the Company paid $5 million cash and issued a mortgage to the seller in the amount of $4.4 million. The consideration paid includes transaction costs of $0.6 million. The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Market Value of Bitcoin

We hold a significant amount of Bitcoin, and therefore are exposed to the impact of market price changes in Bitcoin. The price of Bitcoin is volatile, and prices are affected by various forces including global supply and demand, interest rates, exchange rates, inflation or deflation and the global political and economic conditions.

As of March 31, 2026, we held 150 Bitcoin. Based on a fair value of approximately $70,746 per Bitcoin, the aggregate fair value of these holdings as of March 31, 2026 was approximately $10.6 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

Exchange Rate Risk

The Company is exposed to fluctuations in currency exchange rates, which could negatively affect its financial condition and results of operations. In particular, exchange rate fluctuations may affect the costs that the Company incurs in its operations. Cryptocurrencies are generally sold in U.S. dollars and the Company's costs are incurred principally in Canadian dollars as well as other foreign currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar could increase the cost of mining in U.S. dollar terms. In addition, the Company holds cash balances in both U.S. dollars and Canadian dollars the values of which are impacted by fluctuations in currency exchange rates.

Interest Rate Risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company has not entered into any derivative contracts to manage this risk. The Company will be exposed to interest rate changes on its investments that are expected to pay interest, and any credit facilities it may have that bear interest at a floating rate. Changes in the prime lending rate would affect earnings and could adversely affect the Company's profitability.

Item 8. Financial Statements and Supplementary Data

Independent auditor's reports

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of HIVE Digital Technologies Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HIVE Digital Technologies Ltd. and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three year period ended March 31, 2026 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025 and the results of its operations and its cash flows for each of the three years in the period ended  March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) and our report dated June 2, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Completeness and existence of revenues from digital currency mining

As described in Note 3 to the consolidated financial statements, the Company provides computing power and transaction verification services to a mining pool operator. The Company recorded $278.3 million of revenues from digital currency mining for the year ended March 31, 2026.

The Company’s revenues are sold primarily to one mining pool operator (the “Mining Pool”). The Company receives non-cash consideration in the form of Bitcoin based on a prescribed formula, and accounts for Bitcoin to be received as variable consideration. The principal considerations for our determination that performing procedures relating to revenues from digital currency mining is a critical audit matter are the significant judgment used by the auditor in determining the procedures to be performed over the revenue amounts and a high degree of auditor effort required to perform the procedures to test (i) the computational power provided to the Mining Pool; (ii) the associated contractual amounts the Company is entitled to receive in return for providing the computational power; and (iii) the quantity of the Bitcoin received from the Mining Pool.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to the revenues from the digital currency mining and included, among others, (i) testing the computational power provided to the Mining Pool; (ii) testing the associated contractual amounts the Company is entitled to receive by recalculating the amount based on the prescribed formula; (iii) agreeing all the Bitcoin received directly to the blockchain and tracing receipts during the year to the Company’s wallet addresses; and (iv) testing the settlement of Bitcoin and ending balances by agreeing to the transaction details of the third party wallet provider data and the Company’s bank statements.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

June 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of HIVE Digital Technologies Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited HIVE Digital Technologies Ltd. (the “Company”) internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s consolidated balance sheets as of March 31, 2026 and 2025, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated June 2, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10K. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

June 2, 2026

HIVE Digital Technologies Ltd. Consolidated Balance Sheets (expressed in thousands of United States dollars)

As at	Note	March 31, 2026	March 31, 2025

Assets
Current assets
Cash and cash equivalents		$23,113	$23,375
Amounts receivable and prepaids, net	6	15,566	11,758
Derivative asset	7	606	1,300
Investments	5	9,741	24,136
Digital currencies	7	10,822	181,146
Total current assets		59,848	241,715

Property, plant and equipment, net	8	480,476	202,848
Long term receivables, net	6	2,147	6,602
Deposits, net	9	53,579	74,887
Right of use assets	16	43,096	5,546
Total assets		$639,146	$531,598

Liabilities
Current liabilities
Accounts payable and accrued liabilities	10	$27,045	$15,377
Convertible loan	11	-	1,871
Current portion of lease liability	16	12,368	2,645
Acquisition loan payable	4	-	31,000
Current portion of loans payable	13	1,460	2,792
Term loan	14	2,038	3,558
Current portion of mortgage payable	15	143	-
Warrant liability	12, 27	413	760
Current income tax liability	19	10,968	7,954
Total current liabilities		54,435	65,957

Loans payable	13	9,497	10,200
Lease liability	16	31,212	3,095
Mortgage payable	15	14,348	-
Deferred tax liability	19	295	3,209
Total liabilities		109,787	82,461

Equity
Share capital	20	-	-
Additional paid in capital		944,048	716,708
Accumulated other comprehensive income		7,621	6,291
Accumulated deficit		(422,310)	(273,862)
Total equity		529,359	449,137

Total liabilities and equity		$639,146	$531,598

On behalf of the board:

"Frank Holmes"	"Marcus New"
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.
F-5

HIVE Digital Technologies Ltd. Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (expressed in thousands of United States dollars except per share amounts)

As at March 31	Note	2026	2025	2024

Revenue from digital currency mining		$278,269	$105,236	$111,044
High performance computing		19,522	10,043	3,421
		297,791	115,279	114,465

Cost of sales
Operating and maintenance costs	25	(186,729)	(88,159)	(76,308)
High performance computing service fees		(3,165)	(1,972)	(635)
Depreciation		(170,425)	(64,490)	(63,599)
		(62,528)	(39,342)	(26,077)

Net realized and unrealized gains of digital currencies		10,742	33,674	81,835

Operating expenses
Selling, general, administrative expenses	24	(31,392)	(16,648)	(13,204)
Foreign exchange loss		(391)	(5,107)	2,054
Stock-based compensation	21	(25,457)	(10,888)	(7,249)
Total operating expenses		(57,240)	(32,643)	(18,399)

Unrealized (loss) gain on investments		(16,027)	19,067	3,743
Realized loss on investments		-	(311)	-
Change in fair value of derivatives	27	(22,706)	3,652	362
Recovery of sales tax receivables	6	2,915	966	(6,777)
Impairment of receivable on sale of subsidiary		(1,816)	-	-
Gain on sale of equipment		1,360	18,493	1,081
Other income (expense)		2,045	346	(59)
Finance expense	23	(1,326)	(2,290)	(3,024)
(Loss) income from operations		(144,581)	1,612	32,685

Tax expense	19	(3,867)	(4,608)	(6,185)
Net (loss) income after tax		(148,448)	(2,996)	26,500

Other comprehensive income (loss)
Translation adjustment		1,330	(38)	(1,076)

Net (loss) income and comprehensive (loss) income		$(147,118)	$(3,034)	$25,424

Basic (loss) income per share		$(0.66)	$(0.02)	$0.29
Diluted (loss) income per share		$(0.66)	$(0.02)	$0.29

Weighted average number of common shares outstanding
Basic	22	225,420,074	127,942,571	90,005,128
Diluted	22	225,420,074	127,942,571	90,005,128

The accompanying notes are an integral part of these consolidated financial statements.
F-6

HIVE Digital Technologies Ltd. Consolidated Statements of Changes in Equity (expressed in thousands of United States dollars except share amounts)

Equity	Note	Common shares issued	Amount	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity

Balance, March 31, 2023		84,172,711	$-	$438,077	$7,405	$(297,366)	$148,116
Share-based compensation		-	-	7,249	-	-	7,249
Special warrants		5,750,000	-	21,738	-	-	21,738
Shares offering		14,986,724	-	57,678	-	-	57,678
Vesting of restricted stock units		802,650	-	-	-	-	-
Issuance costs		-	-	(1,977)	-	-	(1,977)
Shares issued in connection with asset acquisition		345,566	-	1,088	-	-	1,088
Exercise of options		22,500	-	96	-	-	96
Net income		-	-	-	-	26,500	26,500
Translation adjustment		-	-	-	(1,076)	-	(1,076)
Balance, March 31, 2024		106,080,151	$-	$523,949	$6,329	$(270,866)	$259,412
Share-based compensation	21	-	-	10,888	-	-	10,888
Shares offering		59,108,391	-	187,274	-	-	187,274
Vesting of restricted stock units		326,644	-	-	-	-	-
Exercise of options		100,000	-	101	-	-	101
Issuance costs		-	-	(512)	-	-	(512)
Reclassification of special warrants		-	-	(5,112)	-	-	(5,112)
Reclassification of derivative component loan		-	-	120	-	-	120
Net loss		-	-	-	-	(2,996)	(2,996)
Translation adjustment		-	-	-	(38)	-	(38)
Balance, March 31, 2025		165,615,186	$-	$716,708	$6,291	$(273,862)	$449,137
Share-based compensation	21	-	-	25,457	-	-	25,457
Shares offering		88,716,245	-	196,508	-	-	196,508
Vesting of restricted stock units		3,125,950	-	-	-	-	-
Exercise of options		675,100	-	1,112	-	-	1,112
Issuance costs		-	-	(426)	-	-	(426)
Share issued for property	4	1,000,000	-	3,919	-	-	3,919
Exercise of warrants	20	215,625	-	770	-	-	770
Net loss		-	-	-	-	(148,448)	(148,448)
Translation adjustment		-	-	-	1,330	-	1,330
Balance, March 31, 2026		259,348,106	$-	$944,048	$7,621	$(422,310)	$529,359

The accompanying notes are an integral part of these consolidated financial statements.
F-7

HIVE Digital Technologies Ltd. Consolidated Statements of Cash Flows (expressed in thousands of United States dollars)

As at March 31	2026	2025	2024

Cash flows from operating activities
Net (loss) income for the year	$(148,448)	$(2,996)	$26,500
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Revenue recognized from digital currency mined	(278,269)	(105,236)	(111,044)
Proceeds from sale of digital currency	269,068	104,519	97,151
Revaluation of digital currency	(10,742)	(33,674)	(81,835)
Digital currency purchased	(18,330)	-	-
Depreciation	170,425	64,490	63,599
Non-cash lease expense	3,131	2,794	2,692
Unrealized loss (gain) loss on investments	16,027	(19,067)	(3,743)
Realized loss on investment	-	311	-
Change in fair value of derivatives	22,706	(3,652)	(362)
(Recovery) provision on sales tax receivables	(2,915)	(966)	6,777
Impairment of receivable on sale of subsidiary	1,816	-	-
Gain on sale of mining assets	(1,360)	(18,493)	(1,081)
Income tax expense	3,867	4,608	6,185
Accretion on convertible debt	462	1,317	1,825
Share-based compensation	25,457	10,888	7,249
Interest expense	628	414	397
Unrealized foreign exchange	(1,714)	14,549	(20)
Lease payments on operating leases	(3,381)	(2,794)	(2,687)

Changes in non-working capital items
Amounts receivable and prepaids	1,328	(4,743)	(772)
Accounts payable and accrued liabilities	12,581	4,365	(1,191)
Net cash provided by operating activities	62,337	16,634	9,640

Cash flows from investing activities
Deposits on equipment	(8,539)	(53,572)	(14,880)
Proceeds on disposal of investments	-	1,776	-
Purchases of investments	(907)	(1,529)	(341)
Proceeds on disposal of equipment	1,608	19,187	1,882
Purchase of equipment	(148,310)	(120,733)	(63,355)
Cash paid on acquisition	(9,249)	(25,692)	(647)
Purchase of property	(21,573)	-	-
Payment of security deposits	(35,944)	(3,210)	-
Net cash used in investing activities	(222,914)	(183,773)	(77,341)

Cash flows from financing activities
Proceeds from exercise of warrants	770	-	-
Proceeds from exercise of options	1,112	101	96
Loan payments	(3,096)	(1,343)	-
Term loan payments	(1,645)	(1,786)	(1,531)
Shares offering	196,082	186,762	55,701
Issuance of special warrants	-	-	21,738
Repayment of acquisition loan payable	(31,000)	-	-
Repayment of debenture	(2,333)	(3,000)	(3,000)
Net cash provided by financing activities	159,890	180,734	73,004

Effects of exchange rate changes on cash	425	102	2

Net change in cash during the year	$(262)	$13,697	$5,305

Cash, and cash equivalents
Beginning of the year	23,375	9,678	4,373
End of the year	$23,113	$23,375	$9,678

The accompanying notes are an integral part of these consolidated financial statements.
F-8

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

1. Nature of Operations

HIVE Digital Technologies Ltd. (the “Company”) is in the business of providing infrastructure solutions, including operating Tier-1 and Tier-3 data centers, the computing power of which is used for high performance computing (“HPC”) and generating hashrate which is sold to mining pools that use the hashpower for “the mining of cryptocurrencies”. The Company's operations fund the Company's ongoing investing and expansion activities. Digital currencies are subject to risks unique to the asset class and different from traditional assets. Additionally, the Company may at times hold assets with third party custodians or exchanges that are limited in oversight by regulatory authorities.

The Company was incorporated in the province of British Columbia and is a reporting issuer in each of the Provinces and Territories of Canada. The Company is listed for trading on the Nasdaq’s Capital Markets Exchange under “HIVE”, on the Open Market of the Frankfurt Stock Exchange under “YO0.F” and on the Colombian Stock Exchange under “HIVECO”. Effective May 12, 2026, the Company completed its efforts to list on the Toronto Stock Exchange ("TSX") under the symbol "HIVE.TO" and is no longer trading on the TSXV.

2. Basis of Presentation

The consolidated financial statements are presented in USD and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") including the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding financial reporting and include the results of the Company and its wholly-owned subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU"). These financial statements are presented in U.S. dollars, which is the functional currency of the Company.

(i) Use of estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with acquisitions; discount rate in determining lease liabilities; recoverability of long-lived assets including impairment of property, plant and equipment and their associated useful lives; and assessment of the contingencies and tax liabilities.

These estimates, judgments, and assumptions are reviewed periodically, and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ from those estimates, judgments, or assumptions, and such differences could be material to the Company's consolidated financial position and results of operations.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

2. Basis of Presentation (continued)

(ii) Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Subsidiaries are entities in which the Company has a controlling interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are de-consolidated from the date control ceases. The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

These consolidated financial statements include the accounts of the Company and the following entities:

Subsidiaries	Jurisdiction of incorporation	Functional currency	Ownership interest March 31, 2026

HIVE Blockchain Switzerland AG	Switzerland	U.S. dollar	100%
HIVE Blockchain Iceland ehf.	Iceland	U.S. dollar	100%
Bikupa Datacenter AB	Sweden	U.S. dollar	100%
Bikupa Datacenter 2 AB	Sweden	U.S. dollar	100%
Bikupa Real Estate AB	Sweden	U.S. dollar	100%
HIVE Digital Data Ltd.	Bermuda	U.S. dollar	100%
Liv Eiendom AS	Norway	U.S. dollar	100%
9376-9974 Quebec Inc.	Canada	Canadian dollar	100%
HIVE Atlantic Datacentres Ltd	Canada	Canadian dollar	100%
Buzz Performance Computing Ltd*	Bermuda	U.S. dollar	100%
Buzz Performance Cloud Inc.**	Canada	Canadian dollar	100%
Zunz S.A.	Paraguay	U.S. dollar	100%
W3X S.A.	Paraguay	U.S. dollar	100%
HIVE Holdings Paraguay 1 Ltd	Bermuda	U.S. dollar	100%
HIVE Holdings Paraguay 2 Ltd	Bermuda	U.S. dollar	100%
BUZZ High Performance Computing Inc.	Canada	Canadian dollar	100%
Megawatt Mining Corp.	Canada	Canadian dollar	100%
HIVE Bermuda 2026 Ltd.***	Bermuda	U.S. dollar	100%

* Hive Performance Computing Ltd. on May 31, 2025 completed a name change to Buzz Performance Computing Ltd.

** Hive Performance Cloud Inc. on December 18, 2025 completed a name change to Buzz Performance Cloud Inc.

***HIVE Bermuda 2026 Ltd. was incorporated April 8, 2026. (refer to Subsequent Event note)

(iii) Foreign currency

Effective April 1, 2024, the Company's functional currency changed from the Canadian dollar to the U.S. dollar, which is prospectively accounted for in these consolidated financial statements. The change in functional currency better reflects the ongoing activities and operations of the Company.

For purposes of the Company's consolidated financial statements, the assets and liabilities of subsidiaries with a  functional currency different to presentation currency are translated into U.S. dollars. Gains and losses resulting from these translations are reported as a component of accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Revenue, expenses, and gains or losses are translated into U.S. dollars using average exchange rates for each period.

Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as a component of other income, net on the consolidated statements of operations.

(iv) Reclassifications

Certain prior period VAT amounts totalling $3,585 have been reclassified from short term to long term to conform to the current period presentation in the financial statements and notes.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

3. Significant Accounting Policies

(a) Revenue recognition

Revenue from digital currency mining

The Company participates in digital asset mining pools and provides computing power and transaction verification services to the mining pool in exchange for consideration. The Company's enforceable right to compensation only begins when, and continues while, the Company provides services to the mining pool operator. The contracts provide both the Company and the mining pool operator the right to terminate the contract at any time, without substantively compensating the other party for termination. As a result, the Company has determined that the duration of the contract is less than twenty-four (24) hours, and the contract is continuously renewed throughout the day other than in the case of one contract which has a one-year term with a 30-day termination notice period.  The Company has also determined that the mining pool operator's renewal right is not a material right, because the terms, conditions, and compensation amounts are at-then current market rates.

In exchange for providing hash calculation service to the mining pool operators, the Company is entitled to non-cash consideration in the form of Bitcoin. This consideration is made up of block rewards and transaction fees, less mining pool operator fees, and are generated as follows:

(i) Block rewards (also called block subsidies) are based upon the total blocks that are expected to be generated on the BTC network as a whole. The fee earned by the Company is first calculated by dividing (a) the total amount of hash rate the Company provides to the mining pool operator, by (b) the total BTC network's implied hash rate (as determined by the BTC network difficulty), multiplied by (c) the total amount of block subsidies that are expected to be generated on the BTC network as a whole.

(ii) Transaction fees refer to the total fees paid by users of the network to execute transactions. The fee paid out by the mining pool operator to the Company is further calculated by dividing (a) the total amount of transaction fees that are actually generated on the BTC network as a whole less the 3 largest and 3 smallest transactions per block, by (b) the total amount of block subsidies that are actually generated on the BTC network as a whole, multiplied by (c) the Company's fee earned as calculated in (i) above. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.

(iii) Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth in a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue pursuant to the mining pool operators' payout calculation.

(iv) The consideration to which the Company expects to be entitled for providing computing power is entirely variable (block rewards, transaction fees and pool operating fees), as well as being non-cash consideration, the Company assesses the estimated amount of the variable non-cash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is highly probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Under the Full-Pay-Per-Share ("FPPS") payout method, the Company recognizes the non-cash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception.

The Company measures the non-cash consideration received at the fair market value of the Bitcoin received. Management estimates fair value on a daily basis, as the quantity of Bitcoin received multiplied by the price quoted on the date and time it was received in the Company's wallet.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

3. Significant Accounting Policies (continued)

(a) Revenue recognition (continued)

Revenues from high-performance computing hosting

The Company generates revenue by providing high performance computing power to customers. Revenues from the provision of high-performance computing power is measured and recognized as the Company meets its obligation of the provision of high-performance computing power at a point in time. The Company receives proceeds net of commissions. Revenues are recorded at the gross amount and the commission expense is included in operating and maintenance costs.

(b) Digital currencies

Digital currencies are earned as non-cash consideration for providing high performance computing power to a mining pool, in accordance with the Company's revenue recognition policy. Digital currencies are classified as current assets in the consolidated balance sheet as they are highly liquid, and the Company expects to sell them within twelve months.

Digital currencies are measured at fair value each reporting period, with changes in fair value recognized in the consolidated statements of loss and comprehensive loss. The fair value of digital assets is measured using the period end closing price from the Company's principal market. When the Company sells digital assets, realized gains or losses from the disposal are measured as the difference between the cash proceeds and the cost basis, determined using a weight average cost method.

(c) Fair value measurement

The fair value of assets and liabilities is the amount at which the item could be exchanged in an orderly transaction between market participants. Fair value measurement is based on a hierarchy of observable or unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value. Fair value measurements are classified and disclosed in one of the following three categories:

  Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date;
  Level 2: Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and the fair value can be determined through the use of models or other valuation methodologies; and
  Level 3: Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity of the asset and liability and the reporting entity makes estimates and assumptions relating to the pricing of the asset or liability, including assumptions regarding risk. This includes certain cash flow pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(d) Cash and cash equivalents

Cash and cash equivalents may include cash on hand, demand deposits and short-term highly liquid investments that are readily convertible into known amounts of cash, with maturities of 90 days or less when acquired.  As of March 31, 2026 and 2025, the Company did not classify any balances as cash equivalents.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

3. Significant Accounting Policies (continued)

(e) Accounts receivable and impairment of financial assets

Accounts receivable includes current outstanding invoices billed to customers due under customary trade terms. The term between invoicing and when payment is due is not significant. The Company recognizes an allowance for potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model in accordance with ASC 326, Financial Instruments – Credit Losses, for all financial assets measured at amortized cost, including accounts receivable and refundable deposits.

The Company maintains an allowance for current expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes are classified in general and administrative expense in the consolidated statements of loss and comprehensive loss. Collectability is assessed by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when specific customers are identified with known disputes or collectability issues. In determining the amount of the expected credit losses, the Company considers historical collectability based on past due status, customer-specific information, market conditions. Bad debts are written off against the allowance after all collection efforts have ceased, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

The allowance is estimated as the difference between all contractual cash flows due to the Company in accordance with the contract and all the cash flows that the Company expects to receive, which may be discounted at the original effective interest rate (“EIR”), when the effect of discounting is material.

(f) Investments

Investments in equity securities that have readily determinable fair values are initially and subsequently measured at fair value with changes recognized through the consolidated statements of loss and comprehensive loss.

For investments that do not have a readily determinable fair value the Company measures the investment at its net asset value ("NAV") where the NAV has been determined following the principles of ASC 946 Financial Services - Investment Entities. For all other investments the Company has elected the fair value option and is measuring those investments at fair value with changes recognized through the consolidated statement of loss and comprehensive loss.

(g) Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Cost includes all expenditures incurred to bring assets to the location and condition necessary for them to be operated in the manner intended by management.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is generally as follows:

  Data center equipment - 2 to 5 years
  Buildings - 15 years
  Leasehold improvements - lesser of useful life or term of the lease

Expenditures for maintenance, repairs and day-to-day servicing are expensed as incurred.

Data center equipment includes directly attributable costs. Directly attributable costs include spare parts and auxiliary equipment that are used in connection with the data center equipment.

Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of any replaced parts is derecognized.

The useful life and depreciation method of an asset are reviewed at least each year-end, any changes are accounted for prospectively as a change in accounting estimate. Depreciation of an asset ceases at the date that the asset is de-recognized.

Gains and losses on disposal are determined by comparing the proceeds with the carrying amount and are recognized in consolidated statements of  loss.

(h) Impairment of long-lived assets

The Company's long-lived assets are assessed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows  are available ("Asset Group"). When indicators of potential impairment are present, the Company prepares a projected undiscounted cash flow analysis for the respective asset or Asset Group. If the sum of the undiscounted cash flow is less than the carrying value of the asset or Asset Group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

3. Significant Accounting Policies (continued)

(i) Leases

Right of use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company determines whether an arrangement contains a lease at the inception of the arrangement.

If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company's use by the lessor. The Company's assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising.

The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition, and the presentation reflected on the consolidated statements of loss and comprehensive loss over the lease term. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lessor grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. The Company classifies a lease as an operating lease when it does not meet any one of these criteria. For all periods presented, the Company only had operating leases.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company's consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company generally uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

Lease expenses are recognized on a straight-line basis over the lease term and presented in general and administrative expenses in the consolidated statements of loss and comprehensive loss.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company continues to recognize the lease payments associated with these leases as expenses as incurred over the lease term.

Variable lease costs are recognized as incurred and primarily consist of common area maintenance, additional density fees and utility charges not included in the measurement of right of use assets and operating lease liabilities. In addition,  any adjustments to fixed lease payments based on changes in Consumer Price Index (CPI) are treated as variable lease payments and recognized in consolidated statements of loss and comprehensive loss in the period in which the change occurred.

(j) Convertible loan

The Company assesses the various terms and features of contracts to determine whether or not they contain embedded features that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. With respect to conversion features, the Company assesses whether or not the conversion feature meets all of the requirements for equity classification and if so, the Company does not separate the feature and instead it is included in the initial recognition and subsequent recognition of the host loan.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

3. Significant Accounting Policies (continued)

(k) Warrants

The Company accounts for warrants by first assessing whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company's own shares of common stock and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment is conducted at the time of issuance of the warrants and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be as a liability initially at their fair value on the date of issuance and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized on the consolidated statements of loss and comprehensive loss in the period of change.

Following the Company's change in functional currency as at April 1, 2024, certain warrants no longer met equity classification and as such were reclassified as liabilities at that date.

(l) Income tax

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the asset and liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes ("temporary difference") and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company's interpretation of the relevant tax rules and judgment.

Income taxes are recognized in the consolidated statements of loss and comprehensive loss, except when they relate to an item that is recognized in other comprehensive loss or directly in equity, in which case, the taxes are also recognized in other comprehensive loss or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. This applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes.

(m) Stock-based compensation

The Company issues equity awards including stock options, restricted stock units and broker warrants to certain of its employees, directors, officers, and consultants.

The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a graded basis over the vesting period. The amount recognized as an expense is net of estimated forfeitures, such that the amount ultimately recognized is based on the number of awards that ultimately vest. The Company estimates forfeitures based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company's estimates, the Company may be required to increase or decrease compensation expenses in future periods

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

3. Significant Accounting Policies (continued)

(m)  Stock-based compensation (continued)

The Company utilizes the Black-Scholes Option Pricing Model ("Black-Scholes") to estimate the fair value of stock options. The use of Black- Scholes requires management to make various estimates and assumptions that impact the value assigned to the stock options including the forecast future volatility of the stock price, the risk-free interest rate, dividend yield and the expected life of the stock options.  Any changes in these assumptions could have a material impact on the share-based compensation calculation value, however the most significant estimate is the volatility.  Expected future volatility can be difficult to estimate as the Company has a limited operating history and is in an emerging industry with no comparable publicly traded competitors at the time of grant.  Due to the emerging nature of the industry, volatility estimates require significant estimates.  The Company estimated volatility based on historic share prices of companies operating in emerging innovative industries. Historical volatility is not necessarily indicative of future volatility.

(n) Business combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. Contingent consideration that does not meet all the criteria for equity classification is initially recorded at its fair value at the acquisition date, and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized in the consolidated statements of loss and comprehensive loss in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date

(o) Asset acquisitions

The Company accounts for asset acquisitions by allocating the consideration paid, including transaction costs, to the acquired assets and liabilities on a relative fair value basis. Working capital items are recognized at their stated amounts.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

3. Significant Accounting Policies (continued)

(p) Loss per share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the number of weighted average common shares outstanding during the period. The Company has excluded other potentially dilutive shares, which include warrants to purchase common shares, outstanding stock options, and convertible debt from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

(q) Recent accounting standards

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet the quantitative threshold and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Issued - Not Yet Adopted

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

  Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively.
  In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software (“ASU 2025-06”). ASU 2025-06 eliminates the distinction between software project development stages and clarifies the threshold applied to begin capitalizing costs. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, and permits prospective, modified prospective, retrospective or early adoption. The Company is currently evaluating the impact of adopting the standard.
  In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides an optional practical expedient when applying the guidance related to the estimate of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2026, with early adoption permitted. The Company is evaluating the impact of adopting the standard.
  In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The guidance is intended to reduce diversity in practice and improve consistency in the application of acquisition accounting. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
  In March 2025, the FASB issued ASU No. 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 122 (“ASU 2025-02”). ASU 2025-02 amends the Accounting Standard Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121, as rescinded by SAB 122. The new standard is effective immediately and did not have a material impact on the Company’s Consolidated Financial Statements.
  In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the accounting for induced conversions of convertible debt instruments and improves the consistency of accounting for settlements of convertible debt that occur at terms different from those specified in the original contract. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

4. Asset Acquisitions

Acquisition of real property - Ontario

On January 30, 2026, the Company closed the acquisition of real property located in Ontario's Toronto-Waterloo innovation corridor. In consideration, the Company paid $21.6 million cash and issued a mortgage to the seller in the amount of $14.7 million. The consideration paid includes transaction costs of $2.0 million.

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

January 30, 2026
Cash paid-net	$19,547
Mortgage (Note 15)	14,747
Acquisition costs	2,026
Total consideration	$36,320

Land	$36,320
Net assets acquired	$36,320

Acquisition of Megawatt Mining Corp.

On September 15, 2025, the Company closed the acquisition of real property located at 15 City View Drive, Toronto, Ontario and shares of Megawatt Mining Corp. from an unrelated party. In consideration, the Company paid $9.2 million cash and issued 1 million common shares of the Company. The consideration paid includes transaction costs of $556.

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

September 15, 2025
Cash paid	$8,692
Share consideration	3,919
Acquisition costs	556
Total consideration	$13,167

Cash	$59
Deposits	109
Building and land	12,919
GST receivables	151
Accounts payable	(71)
Total assets	13,167
Deferred tax liability	-
Net assets acquired	$13,167

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025
4. Asset Acquisitions (continued)

Acquisition of Zunz S.A.

Effective March 17, 2025 the Company closed the acquisition of Zunz S.A. with an unrelated party. In consideration, the Company paid $25 million cash up front and will pay the remaining purchase price of $31 million over six months. The consideration paid also includes transaction costs of $692 and cash advanced by the Company after January 28, 2025. During the year ended March 31, 2026, the Company fully paid the acquisition loan payable (March 31, 2025 - $31 million).

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

March 31, 2025
Cash paid	$25,000
Acquisition loan payable	31,000
Cash advance	7,260
Acquisition costs	692
Total consideration	$63,952

Land	$952
Equipment	44
Building and leasehold	57,070
Power purchase agreement guarantee	3,314
VAT receivables	3,126
Other	52
Total assets	64,558
Deferred tax liability	(606)
Net assets acquired	$63,952

5. Investments

As at March 31, 2026 and 2025, the Company holds investments in both private and public companies.  The Company has elected to measure its investments in equity securities of private companies at fair value with changes through profit or loss.

	2026	2025
Marketable securities	$6,624	$21,016
Equity securities of private companies (Note 27)	463	429
Funds	2,654	2,691
	$9,741	$24,136

Marketable securities are level 1 fair value measurements as they are publicly traded equity securities, whereas the investments in private companies are level 3 fair value measurements. The funds are measured at their net asset value.

During the year ended March 31, 2026, the Company recognized $16,027 of unrealized losses on equity instruments held at March 31, 2026, of which $28 is related to an unrealized gain on private company investments. During the year ended March 31, 2025, the Company recognized $19,067 of unrealized gains on equity instruments held at March 31, 2025, of which $1,695 is related to its private company investments. During the year ended March 31, 2024, the Company recognized $3,743 of unrealized gains on equity instruments held at March 31, 2024 of which losses of $187 is related to its private company investments.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

6. Amounts Receivable and Prepaids

	2026	2025
Sales tax receivable	$13,370	$14,650
Prepaid expenses and other receivables	7,484	8,527
Receivable on sale of subsidiary (1)	1,816	1,816
Accounts receivable and prepaids, gross	22,670	24,993

Provisions and liability on sales tax receivable, opening	(6,633)	(6,777)
Additions	-	(310)
Impairment of receivable on sale of subsidiary(1)	(1,816)	-
Recovery and reversal for the year	2,467	1,259
Foreign exchange	1,025	(805)
Provisions on sales tax receivable	(4,957)	(6,633)
Accounts receivable and prepaids, net	17,713	18,360

Less: current portion	(15,566)	(11,758)
Long term portion	$2,147	$6,602

(1) This balance is conditional upon ruling by the Swedish Tax Authority related to an ongoing process in connection with certain value added tax (VAT) balances remitted and or claimed by the Company. If the ruling is favourable; amounts will be received; otherwise, the amounts will not be collectible. Management has assessed the collectability using a probability model under a range of scenarios and this receivable reflects the results of that process. Management has assessed the collectability of the receivable based on the financial worthiness of the counterparty, and in light of recent events the Company has impaired the full amount of the receivable. The amount is recorded as impairment of receivable on sale of subsidiary on the consolidated statements of loss and comprehensive loss.

During the year ended March 31, 2026, after examination of the history of claims and payments received from various authorities, together with regulatory challenges, the Company assessed the collectability of its Sales tax receivable balance. As a result, the Company determined that there is uncertainty over the collection of certain amounts and recorded a provision of $nil (2025 - $0.3 million; 2024 - $4.5 million) for these receivables. During the year ended March 31, 2026 the Company paid $0.3 million towards the $0.3 million provisioned amount.

The Company received an assessment of $2.3 million during year ended March 31, 2024, for sales tax payable that is included in the provision as a result of a Sales tax audit related to periods prior to the acquisition of 9376-9974 Quebec Inc. in 2021. As of March 31, 2026, the Company received sales tax credits totalling $2.3 million that were applied against this assessment and accrued interest.

During the year ended March 31, 2026, management re-assessed its estimate regarding the expected timing of utilization of certain value-added tax ("VAT") amounts arising from the Company's operations in Paraguay.  These VAT balances represent non-refundable tax credits that may be applied against future VAT obligations. Based on the expected utilization, management revised its estimate of when these credits are expected to be realized. As a result of this change in estimate, the Company reclassified certain VAT balances within the consolidated statements of financial position to reflect the expected utilization period. Amounts as at March 31, 2025 have been reclassified to conform to the current period presentation.

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.  The Company's primary exposure to credit risk is on its cash held in bank accounts as at March 31, 2026.  The majority of cash is deposited in bank accounts held primarily with one major bank in Canada so there is a concentration of credit risk.  This risk is managed by using a major bank that is a high credit quality financial institution as determined by rating agencies.

The Company is exposed to credit risk related to amounts receivable from the Swedish government related to VAT filings and from the Canadian and Quebec governments related to the sales tax filings (Note 17).

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

7. Digital Currencies

Digital currencies are recognized at their fair value on the date they are received as revenue from digital currency mining and are revalued to their current market value at each reporting date.

The Company's holdings of digital currencies consist of the following:

	2026	2025
Bitcoin	$10,612	$180,741
Other currencies	210	405
Total	$10,822	$181,146

The continuity of digital currencies was as follows:

Bitcoin	Amount	Number of coins
Digital currencies, March 31, 2023	$65,772	2,332
Digital currency mined (non-cash consideration)	111,002	3,123
Digital currency mined sold	(92,600)	(3,168)
Revaulation adjustment	77,084	-
Digital currencies, March 31, 2024	$161,258	2,287

Digital currency mined (non-cash consideration)	105,158	1,414
Digital currency sold	(107,101)	(1,328)
Deposit on equipment (i)	(16,043)	(172)
Revaluation adjustment	37,469	-
Digital currencies, March 31, 2025	$180,741	2,201

Digital currency mined (non-cash consideration)	278,253	2,885
Digital currency purchased	18,330	172
Digital currency sold	(276,681)	(2,969)
Deposit on equipment (i)	(190,153)	(2,139)
Revaluation adjustment	122	-
Digital currencies, March 31, 2026	$10,612	150

The following table summarizes the Company's net realized and unrealized gains (losses) on digital currencies:

	2026	2025	2024

Cumulative realized gain (loss)	$10,717	$(3,680)	$4,549
Revaluation gain	25	37,354	77,286
Net realized and unrealized gains (losses)	$10,742	$33,674	$81,835

During the year ended March 31, 2026, the Company sold digital currencies for proceeds totalling $269.1 million (March 31, 2025 - $104.5 million; March 31, 2024 - $97.2 million).

The Company enters into certain equipment purchase agreements whereby the Company has the right to pay for the equipment deposit using Bitcoin. If the deposit is paid in Bitcoin the Company has an option to repurchase the Bitcoin in the future at the price on the date that the deposit in Bitcoin was made. During the year ended March 31, 2026 the Company exercised certain options and repurchased a total of 799 Bitcoin (March 31, 2025 - $nil), at a strike price between $87 to $88 resulting in a gain of $12.8 million (March 31, 2025 and March 31, 2024 -$nil) in the consolidated statements of loss and comprehensive loss (Note 27). In addition, options covering 1,452 Bitcoin pledged were allowed to expire unexercised as the strike price exceeded the market price of Bitcoin for these contracts.

During the year ended March 31, 2026 the Company transferred 2,139 Bitcoin (March 31, 2025 - 172 Bitcoin), as a deposit on equipment and received an option to repurchase the Bitcoin. The option is initially measured at fair value on the respective issuance dates included in the table below, using the Black- Scholes option pricing model with the following assumptions:

	April 3, 2025	May 21, 2025	May 26, 2025	July 18, 2025	August 9, 2025	January 7, 2026	March 7, 2026
Spot rate	$83	110	109	118	117	91	67
Strike price	$87	105	110	120	117	110	110
Risk-free interest rate	3.98% - 4.30%	3.98%	3.98%	4.09%	3.95%	3.48%	3.54%
Expected life (years)	0.26 - 0.80	0.77	0.77	0.76	0.76	1.01	1.01
Annualized volatility	50.26% - 51.94%	50.41%	50.87%	44.27%	44.08%	45.92%	51.21%
Number of Bitcoin	1,321	199	45	312	201	106	61
Contract value ($)	114,894	20,807	5,000	37,621	23,513	11,665	6,648
Fair value - initial ($)	18,580	4,538	925	5,813	3,819	1,225	266

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025
7. Digital Currencies (continued)

The options are remeasured each reporting period. As at March 31, 2026 and March 31, 2025, the options were valued using the Black-Scholes option pricing model with the following assumptions:

	March, 31, 2026	March 31, 2025
Spot price	$68	$83
Strike price	$110	$88
Risk-free interest rate	3.60%-3.71%	4.21% - 4.29%
Expected life (years)	0.79-0.95	0.18 - 0.43
Annualized volatility	51.37%	49.95% - 52.18%
Number of Bitcoin pledged	166	172

As at March 31, 2026, the Company holds options to repurchase 166 Bitcoin (March 31, 2025 - 172) and the fair value of these options is $0.6 million (March 31, 2025 - $1.3 million). During the year ended March 31, 2026, the Company recognized a remeasurement loss of $23.1 million (March 31, 2025 - $0.7 million; March 31, 2024 - $nil) (Note 27).

The derivative asset continuity is outlined below:

	March 31, 2026	# BTC	March 31, 2025	# BTC

Balance, at April 1	$1,300	172	$-	-
Additions	35,166	2,245	2,000	172
Modifications and exercises	(12,807)	(799)	-	-
Expirations	(6,471)	(1,452)	-	-
Change in fair value	(16,582)	-	(700)	-
Balance, at March 31	$606	166	$1,300	172

8. Property, Plant and Equipment

Property, plant and equipment consist of the following components:

	2026	2025
Equipment	$652,672	$312,231
Land	47,065	2,244
Building	157,236	103,032
Total	856,973	417,507
Accumulated depreciation	(376,497)	(214,659)
Net carrying value	$480,476	$202,848

The Company depreciates its property, plant and equipment over the remaining estimated useful economic life.

Included in equipment and land for the year ended March 31, 2026, is the 100MW datacenter facility in Valenzuela, Paraguay which was substantially completed and placed into service during the year.

As a result of the laws and regulations in Paraguay, the Company has capitalized the certain input tax amounts to the cost of the property, plant and equipment. A total of $38.9 million VAT was capitalized to property, plant and equipment from long term receivable. Depreciation of $10.4 million calculated on this capitalized amount was expensed during the year ended March 31, 2026.

During the year ended March 31, 2026, the decline in Bitcoin prices toward the end of the fiscal year was identified as a triggering event requiring an impairment assessment. In accordance with ASC 360-10-35, the Company first tested recoverability by comparing the carrying amount of the mining equipment to the sum of the undiscounted future net cash flows expected to result from the use and eventual disposition of the asset group over its remaining useful life. The undiscounted cash flows exceeded the carrying amount; accordingly, no impairment charge was recognized.

For the year ended March 31, 2025, there were no indicators of impairment.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

9. Deposits

The deposits relate to required amounts on account with electricity providers in Sweden and Paraguay, and deposits for equipment purchases, consisting of:

Description	2026	2025
Utility energy deposits*	$34,791	$8,371
Equipment deposits	20,651	78,647
Import duty deposits and other	2,074	-
Bell Canada**	8,194	-
Deposits, gross	65,710	87,018

Equipment deposit provision, opening and closing	(12,131)	(12,131)
Deposits, net	$53,579	$74,887

The Company is exposed to counterparty risk through the advances made for certain mining equipment ("Deposits") it places with its suppliers in order to secure orders over a set delivery schedule. The risk of a supplier failing to meet its contractual obligations may result in late deliveries and/or the value of the deposits is not realised from non delivery of equipment or delivery of equipment with reduced quality. The Company attempts to mitigate this risk by procuring mining hardware from the established suppliers and with whom the Company has existing relationships and knowledge of their reputation in the market.

During the year ended March 31, 2026, the Company recorded expected credit losses on the deposits of $nil (March 31, 2025 - $nil; March 31, 2024 - $nil) in the consolidated statements of loss and comprehensive loss. The expected credit losses are based on the counterparty risk of delivery, efficiency of machines expected use of the machines and the expected quantity and quality of the equipment to be received

*During the year ended March 31, 2025, the Company entered into a 100 MW power supply agreement with the National Administration of Electricity ("ANDE") in Paraguay. The Company paid a $3.4 million security deposit for one month of estimated consumption of electric energy and power per terms of the agreement. On March 17, 2025, the Company acquired Zunz S.A. (Note 4), which held a 200 MW power supply agreement with ANDE. Under this agreement, Zunz S.A. was required to provide $19.2 million in deposits, of which $3.3 million had been paid at the time of acquisition. The Company paid the remaining $15.9 million on April 2, 2025. On October 20, 2025, Zunz S.A. entered into an additional 100 MW power supply agreement with ANDE and paid a $3.2 million security deposit for one month of estimated consumption of electric energy and power per terms of the agreement.

The Company has a commitment to pay for another two months of estimated consumption before sixty calendar days from the start of the supply or within 12 months following the signing of the 100 MW power supply agreement, whichever, occurs first. On August 29, 2025, the Company paid the remaining two-month deposit totalling $6.4 million for energization of the site. In addition, the Company will need to provide a letter of credit, valid until April 1, 2028, for an amount equivalent to two months of estimated consumption of electric energy and power within 12 months of signing the power supply agreement. In an addendum to the power supply agreement dated June 20, 2025, the requirement for a letter of credit was removed and no longer required. In addition to the 100 MW power supply agreement, on February 17, 2026, the Company entered into an additional 7 MW power supply agreement with ANDE for its Valenzuela facility in Paraguay and paid a $0.6 million security deposit for three months of estimated consumption of electric energy and power per terms of the agreement.

**On August 1, 2025, the Company entered into an agreement with Bell Canada Inc. for lease of a 4 MW facility for a five year term which requires a security deposit of $5.8 million to cover recurring service fees and a one-time license fee of $2.4 million. On December 15, 2025, the Company paid the deposit amount and license fee. On March 13, 2026, the agreement was amended to reduce the committed capacity to 1 MW from 4 MW and the Company retained the option to procure up to an additional 3 MW of capacity. The security deposit required was then amended to $1.5 million and one time license fee to $0.6 million. On March 13, 2026, the Company entered into an agreement with Bell Canada Inc. for lease of a 5 MW facility for a ten year term which requires a one-time license fee of $3 million. The credits from the security deposit and license fee paid of $8.2 million were applied to the license fee of $3 million with the remainder amount of $3.1 million to be refunded to the Company.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

10. Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows:

	2026	2025
Accounts payable	$10,676	$11,650
Accrued liabilities	12,795	2,254
Holdback payable	500	500
Other payable*	3,074	973

	$27,045	$15,377

As at March 31, 2026, included in other payable is $2.2 million customer refundable deposit for high performance computing service agreement covering two month service fee (March 31, 2025 - $nil).

11. Convertible Loan

On January 12, 2021, the Company closed its non-brokered private placement of unsecured debentures (the "Debentures"), for aggregate gross proceeds of $15 million with U.S. Global Investors, Inc. ("U.S. Global"). The Executive Chairman of the Company is a director, officer and controlling shareholder of U.S. Global.

The Debentures mature on the date that is 60 months from the date of issuance, bearing interest at a rate of 8% per annum. The Debentures will be issued at par, with each Debenture being redeemable by the Company at any time, and convertible at the option of the holder into common shares in the capital of the Company at a conversion price of C$15.00 per share. Interest is payable monthly, and principal repayments are quarterly. In addition, U.S. Global was issued 5.0 million common share purchase warrants (the "Warrants"). Each five whole Warrant entitles U.S. Global to acquire one common at an exercise price of C$15.00 per Share for a period of three years from closing. The Warrants expired unexercised on January 12, 2024.

Prior to the Company's change in functional currency on April 1, 2024, the Company determined that the Convertible Loan contained an embedded derivative liability because the conversion feature was not indexed to the Company's stock. The conversion feature was not indexed to the Company's stock because the loan is denominated in U.S. dollars and changes in the exchange rate will impact the expected cash flows upon the instrument's settlement. Consequently, the conversion feature was classified as a derivative liability. As of April 1, 2024, the conversion feature was reclassified to equity.

The Company allocated the proceeds of $15.0 million first to the derivative component for $8.6 million, with the residual value to the liability component for $6.4 million.  The derivative component was valued on initial recognition using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 0.69%; an expected volatility of 105%; an expected life of 2.71 years; a forfeiture rate of zero; and an expected dividend of zero.

Liability Component

Balance, March 31, 2024	$3,554
Principal payment	(3,000)
Interest payment	(337)
Accretion and interest	1,654
Balance, March 31, 2025	1,871
Principal payment	(2,333)
Interest payment	(94)
Accretion and interest	556
Balance, March 31, 2026	$-

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

11. Convertible Loan (continued)

Derivative Component

Balance, March 31, 2024	$120
Reclassification to equity	(120)
Balance, March 31, 2026 and 2025	$-

The derivative component was remeasured at fair value on April 1, 2024, immediately prior to the reclassification to equity. The derivative component was valued at $0.1 million using the Black-Scholes option pricing model with the following assumptions: share price of C$4.56 an expected weighted average risk-free interest rate of 4.5%; an expected weighted average volatility of 79%; and an expected weighted average life of 1.1 years.

12. Warrant Liability

As part of the change in the Company's functional currency from the Canadian dollar to the U.S. dollar during the year ended March 31, 2025, all of the Company's issued and outstanding warrants were reclassified from equity to liability. The warrants have strike prices denominated in Canadian dollars and are not indexed to the Company's stock because of the change in functional currency.

Warrants outstanding
Balance, March 31, 2024	-
Reclassified from equity	4,898,727
Expired*	(2,023,727)
Balance, March 31, 2026 and 2025	2,875,000

The warrant is re-valued each reporting period. As at March 31, 2026, the warrant liability was revalued at $0.4 million (March 31, 2025 - $0.8 million) using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2026	March 31, 2025
Stock price (C$)	$2.60	$ 2.10
Risk-free interest rate	2.33%	2.43%
Expected life (years)	0.75	1.75
Annualized volatility	88%	85%
Dividend rate	0%	0%

The warrants outstanding and exercisable as at March 31, 2026 are as follows:

Outstanding	Exercisable		Exercise Price	Expiry date
2,875,000 **	2,875,000	C$	6.00	December 28, 2026
2,875,000	2,875,000

* On November 30, 2021, the Company completed an agreement with Stifel GMP as lead underwriter and sole book runner to include a syndicate of underwriters (the "Underwriters"), whereby the Underwriters will purchase, on a bought-deal basis, 3,834,100 special warrants of the Company (the "2021 Special Warrants") at a price of C$30.00 per Special Warrant for aggregate gross proceeds to the Company of C$115 million (the "Offering"). On January 12, 2022, each 2021 Special Warrant was deemed to be exercised into one Unit comprised of one common share of the Company and one-half of one common share purchase warrant (each whole common share purchase warrant being a "Warrant"). Each Warrant is exercisable for one share on or before May 30, 2024, at an exercise price of C$30.00 per Share. These warrants expired unexercised on May 30, 2024.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

12. Warrant Liability (continued)

On December 1, 2021, the Company issued 106,677 warrants as consideration for an investment in Titan.io. Each Warrant is exercisable for one share on or before September 15, 2024, at an exercise price of C$30.00 per Share. These warrants expired unexercised on September 15, 2024.

** On December 28, 2023, the Company completed a bought-deal financing of 5,750,000 special warrants of the Company (the "2023 Special Warrants") at a price of C$5.00 per Special Warrant for aggregate gross proceeds to the Company of C$28.75 million (the "Offering"). Each 2023 Special Warrant entitles the holder to receive without payment of additional consideration, one unit of the Company upon exercise consisting of one common share and one-half of common share purchase warrant.

On February 2, 2024, the 2023 Special Warrants were deemed exercised into one unit of the Company comprised of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share of the Company at an exercise price of C$6.00 per whole warrant until December 28, 2026. In consideration of services, the Underwriters received a cash commission of C$1.725 million, and 345,000 broker warrants. Each broker warrant entitles the holder to acquire one common share of the Company at an exercise price of C$5.00 per broker warrant until December 28, 2026. The broker warrants were valued at $1.28 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.51%, an expected volatility of 100%, an expected life of 3 years, a forfeiture rate of zero; and an expected dividend of zero. The Company also incurred C$257 in professional and other fees associated with the 2023 Special Warrant financing

13. Loans Payable

On March 31, 2021, as part of the sale of the net assets in Boden Technologies AB, the Company incurred a loan payable. The facility bears interest at the Swedish government borrowing rate plus 1% per annum and has a maturity date of December 31, 2035. Principal payment plus interest is payable annually. The loan payable is contingently forgiven based on a favourable ruling from the Swedish Tax Authority on the ongoing value tax assessment.

The continuity is outlined below:

Balance, March 31, 2024	$13,188
Interest	414
Repayment	(1,343)
Foreign exchange movement	733
Balance, March 31, 2025	12,992

Interest	244
Repayment	(3,096)
Foreign exchange movement	817
Balance, March 31, 2026	10,957

Less: current portion	(1,460)
Non-current portion	$9,497

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

14. Term Loan

As part of the Atlantic acquisition, the Company acquired an $11.0 million (C$13.6 million) term loan ("Atlantic Term Loans"). The Atlantic Term Loans were made up of two discrete balances; Term Loan 1 and Term Loan 2; and the total facility bearing an interest rate of 3.33% per annum with a term maturity date of June 30, 2024.

On June 30, 2024, the Company renewed Term Loan 1 over a 1-year term at an interest rate of 5.31% with a balance remaining of C$4.2 million, and Term Loan 2 was renewed at 5.15% over a 2-year term with a balance remaining of C$2.6 million. Principal payments of C$0.2 million plus interest is payable monthly.

On June 30, 2025, the Company renewed Term Loan 1 over a 1-year term at an interest rate of 4.39% with a balance remaining of C$2.8 million. The principal and interest payment are the same as noted above.

On April 21, 2025, the Company received a covenant amendment from its lender in relation to the Atlantic Term Loans maintained by HIVE Atlantic Datacentres Ltd. As part of this modification, the lender formally withdrew the following financial covenants:

  A minimum working capital ratio of 1.20:1
  A maximum long-term debt to tangible net worth ratio of 2.00:1

The following covenant remains in effect and must be maintained at all times:

  A minimum debt service coverage ratio to EBITDA of 1.50:1

As at March 31, 2026, HIVE Atlantic Datacentres Ltd. was in compliance with the amended required debt service coverage ratio covenant. The outstanding balance is presented as a current liability as at March 31, 2026, because it matures within one year. The Atlantic Term Loans include an unlimited guarantee from the Company.

	Term Loan 1	Term Loan 2	Total
Balance, March 31, 2024	$3,454	$2,154	$5,608
Interest	134	81	215
Repayment	(1,234)	(767)	(2,001)
Foreign exchange movement	(163)	(101)	(264)
Balance, March 31, 2025	2,191	1,367	3,558

Interest	85	58	143
Repayment	(1,098)	(690)	(1,788)
Foreign exchange movement	77	48	125
Balance, March 31, 2026	$1,255	$783	$2,038

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

15. Mortgage payable

As part of the acquisition of real property located in Ontario described in Note 4, the Company issued a vendor takeback mortgage to the seller. The mortgage has a principal of $14.7 million (C$20 million), bears interest at 6.00% annually and interest payments are due on a quarterly basis. The mortgage has a term of two years and the full amount of the principal is due at maturity.

The continuity is outlined below:

Balance, March 31, 2025 and 2024	$-
Addition	14,747
Interest	145
Repayment	-
Foreign exchange movement	(401)
Balance, March 31, 2026	14,491

Less: current portion	(143)
Non-current portion	$14,348

16. Right of Use Asset and Operating Lease Liability

The Company has lease agreements for its offices, data centers and equipment.

Right of use assets

	2026	2025
Cost	$53,108	$12,704
Accumulated amortization	(10,011)	(7,158)
Net carrying value	$43,096	$5,546

Lease liabilities

	Operating Leases		Finance Leases		Total
	2026	2025	2026	2025	2026	2025
Current	$3,323	$2,645	$9,045	$-	$12,368	$2,645
Non-current	10,351	3,095	20,861	-	31,212	3,095
	$13,674	$5,740	$29,906	$-	$43,580	$5,740

	2026	2025
Operating Leases
Weighted average discount rate	7.27%	6.00%
Weighted average remaining lease term (in years)	4.85	2.42

Financing Leases
Weighted average discount rate	9.90%	-
Weighted average remaining lease term (in years)	3.00	-

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

16. Right of Use Asset and Operating Lease Liability (continued)

Additional information on the lease liabilities as at March 31, 2026 is as follows:

	Operating leases	Finance leases	Total
2027	$4,155	$11,404	$15,559
2028	3,154	11,404	14,558
2029	2,407	11,405	13,812
2030	2,180	-	2,180
Thereafter	4,423	-	4,423
Total undiscounted lease liabilities	16,319	34,213	50,532
Interest on lease liabilities	(2,645)	(4,307)	(6,952)
Total present value of minimum lease payments	$13,674	$29,906	$43,580
Lease liability - current portion	$3,323	$9,045	$12,368
Lease liability	$10,351	$20,861	$31,212

Additional information on the lease liabilities as at March 31, 2025 is as follows:

	Operating leases	Finance leases	Total
2026	$2,900	$-	$2,900
2027	2,014	-	2,014
2028	981	-	981
2029	251	-	251
Total undiscounted lease liabilities	6,146	-	6,146
Interest on lease liabilities	(406)	-	(406)
Total present value of minimum lease payments	$5,740	$-	$5,740
Lease liability - current portion	$2,645	$-	$2,645
Lease liability	$3,095	$-	$3,095

The Company incurred the following lease costs which were recorded in operating and maintenance costs in the consolidated statements of loss and comprehensive loss:

	2026	2025	2024
Variable lease costs (CPI adjustments)	$418	$281	$176
Operating lease costs:
Depreciation of lease assets	2,790	2,402	$2,181
Interest on lease liabilities	341	392	511

Finance lease costs:
Depreciation of lease assets	800	-	-
Interest on lease liabilities	239	-	-
Total lease costs	$4,588	$3,075	2,868

Cash paid for amounts included in the measurement of lease liabilities:

	2026	2025	2024
Cash flows from operating leases	$3,381	$2,794	$2,687
Cash flows from finance leases	$-	$-	$-

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

17.  Commitments and Contingencies

Commitments

(a)   Service agreements

The Company has service agreements with unrelated third parties to operate and maintain the Company's data center computing equipment for the purpose of mining crypto currency in Canada, Sweden and Iceland.  As part of the arrangement, proprietary software is installed on the Company's computing equipment to assist in optimizing the use of the equipment.

(b)   Power purchase agreement

The Company entered into a supplemental power pricing arrangement that provides a fixed price of electricity consumption each month at the Company's Bikupa Datacenter AB and Bikupa Datacenter 2 AB location in Sweden. The fixed price agreement was assessed and is being accounted for as an executory contract; electricity costs are expensed as incurred.

(c)   Obligations on mining equipment and development costs

The Company had purchase commitments of $29.1 million at the year ended March 31, 2026 (March 31, 2025 - $227.8 million).

Contingencies

(a)   Contingent VAT Liability to the Sweden Tax Agency ("STA")

The Company's wholly owned subsidiaries located in Sweden (Bikupa Datacenter AB ("Bikupa") and Bikupa Datacenter 2 AB ("Bikupa 2")) received decision notice of assessments ("the decision(s)"), on December 28, 2022, December 21, 2023, December 22, 2023, May 28, 2024, October 14 and 16, 2024, March 18, 2025, September 23, 2025, October 14, 2025 for Bikupa and February 14, 2023, December 21, 2023, June 14, 2024, September 11 and 23, 2024, March 21, 2025, June 12, 2025, August 11, 2025, November 26, 2025 and March 25, 2026 for Bikupa 2 respectively, from the Swedish Tax Agency in connection with the application of VAT and its ability to recover input VAT against certain equipment and other charges in a total amount of SEK 765.6 million or approximately $80.5 million. The assessments cover the period December 2020 to June 2025 for Bikupa, and the period April 2021 to December 2025 for Bikupa 2, expressing the intent to reject the recovery of all the VAT for the periods under assessment and repayment of amounts previously received plus applicable interest.

The Company filed a formal appeal in connection with the December 28, 2022, Bikupa decision on February 9, 2023; however, there can be no guarantee that the Company will achieve a favourable outcome in its appeal. A formal appeal for Bikupa 2 in relation to the February 14, 2023, decision was filed on March 10, 2023, by the Company. The Company engaged an independent legal firm and independent audit firm in Sweden with expertise in these matters to assist in the appeal process. The Company does not believe that the decision has merit because in management's opinion and those of the Company's independent advisors, the decision is not compatible with the current applicable law and therefore the amount claimed to be owed by the Company is not probable.  According to general principles regarding the placement of the burden of proof, it is up to the Swedish Tax Agency to provide sufficient evidence in support of its decision. It is the Company's opinion; the Swedish Tax Agency has not substantiated their claim. We are not aware of any precedent cases, authoritative literature, or other statement that supports the STA's position. EU guidelines and a ruling from the Swedish Council for Advance Tax Rulings together with an IT forensic expert opinion and legal opinion from a Swedish Professor of VAT support the company’s position. The cases have gone through the Administrative Court and the Court of Appeal and are currently being appealed by the company to the Supreme Administrative Court.

It is not yet known when this dispute will be resolved; the due process following appeals and the court ruling could extend beyond a year. Furthermore, given that the industry is rapidly developing, there can be no guarantee that changes to the laws or policies of Sweden will not have a negative impact on the Company's tax position with respect to the eligibility of the claimed VAT.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025
17. Commitments and Contingencies (continued)

Contingencies (continued)

(b) Litigation

From time to time, the Company is involved in routine litigation incidental to the Company's business.  Management believes that adequate provisions have been made where required and the ultimate resolution with respect to any claim will not have a material adverse effect on the financial position or results of the operations of the Company.

18. Related Party Transactions

The Company entered into the following related party transactions not otherwise disclosed in these consolidated financial statements:

(a) As at March 31, 2026, the Company had $0.1 million (2025 - $0.3 million) due to a director and officers for the reimbursement of expenses included in accounts payable and accrued liabilities.

(b) As at March 31, 2026, the Company had $nil (2025 - $nil) due to a company controlled by a director of the Company included in accounts payable and accrued liabilities. For the year ended March 31, 2026, the Company paid $0.21 million (2025 - $0.21 million) to a company controlled by a director of the Company for marketing services.

Key Management Compensation

Key management personnel include those persons having authority and responsibility for planning, directing and controlling the activities of the Company as a whole.  The Company has determined that key management personnel consist of members of the Company's Board of Directors and corporate officers.

For the year ended March 31, 2026, key management compensation includes salaries and wages paid to key management personnel and directors of $5.2 million (2025 - $2.2 million; 2024 - $1.2 million) and share-based payments of $20.8 million (2025 - $8.5 million; 2024 - $4.7 million).

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

19. Income Taxes

Net (loss) income before income taxes as generated as follows:

	2026	2025	2024
Domestic - Canada	$(47,092)	$5,707	$10,615
Foreign - outside of Canada	(97,489)	(4,095)	22,070
	$(144,581)	$1,612	$32,685

Income tax expense is comprised of the following:

	2026	2025	2024
Current tax expense:
Domestic - Canada	$4,404	$2,043	$2,037
Foreign - outside of Canada	2,375	2,190	1,918
	$6,779	$4,233	$3,955

Deferred tax expense (recovery):
Domestic - Canada	$(2,572)	$375	$2,230
Foreign - outside of Canada	(340)	-	-
	(2,912)	375	2,230
	$3,867	$4,608	$6,185

The actual income tax provision differs from the expected amount calculated by applying the Canadian combined federal and provincial corporate tax rates to income before tax. A reconciliation of income taxes at the statutory rate with the reported taxes is as follows:

	For the years ended March 31,
	2026	2025	2024
(Loss) income for the year before tax	$(144,581)	$1,612	$32,685
Federal income tax rate	27%	27%	27%
Income tax expense based on statutory rate	$(39,037)	$435	$8,825

Increase (decrease) resulting from:
Permanent differences	10,911	2,394	3,159
Foreign exchange	99	(272)	318
Prior year adjustments	(5,696)	606	6,400
Change in valuation allowance	15,441	(5,834)	(13,587)
Other	(5,845)	(1,516)	341
Effect of tax rate in foreign jurisdictions	27,994	8,795	729
Tax expense	$3,867	$4,608	$6,185

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025
19. Income Taxes (continued)

The significant components of the Company's deferred tax assets and liabilities are as follows:

	2026	2025	2024
Deferred tax assets (liabilities)
Share issue costs	$564	$868	$1,335
Allowable capital losses	3,239	40	123
Non-capital losses	24,576	21,735	15,027
Property & equipment	4,289	2,033	9,867
Lease liability	11,652	1,454	1,774
Goodwill	474	292	510
Investments	950	-	1,201
Deferred tax assets	$45,744	$26,422	29,837
Valuation allowance	(29,155)	(16,387)	(23,700)
Net deferred tax asset	16,589	10,035	6,137

	2026	2025	2024
Deferred tax assets (liabilities)
Property & equipment	$(5,422)	$(9,584)	(5,654)
Energy tax receivable	-	(494)	(494)
Digital currencies	(153)	(203)	(210)
Debt with accretion	-	(127)	(450)
Right of use asset	(11,309)	(1,305)	(1,744)
Lease liability	-	(1,180)	-
Derivative asset	-	(351)	-
Deferred tax liabilities	$(16,884)	$(13,244)	(8,552)
Deferred tax assets	16,589	10,035	6,137
Net deferred tax liability	(295)	(3,209)	(2,415)

A valuation allowance has been taken against the foreign deferred tax assets of $5,631 (March 31, 2025 - $3,676). A valuation allowance has been taken against the Canadian deferred tax assets of $23,524 (March 31, 2025 - $12,911).

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025
19. Income Taxes (continued)

As at March 31, 2026, the Company has Canadian federal and provincial non-capital loss carry forwards of $85,718 (March 31, 2025 - $73,491). The Canadian non-capital loss carry forwards expire between 2038 and 2046.  As at March 31, 2026, the Company has foreign non-capital loss carry forwards of $10,584 (March 31, 2025 - $10,545). The Foreign non-capital loss carry forwards expire between 2025 and 2032.

Uncertain tax positions

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect a digital asset network, the digital asset markets, and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions' regulatory scope.  For example, if China or other foreign jurisdictions were to ban or continue to otherwise restrict mining activity, including by regulating or limiting manufacturers' ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks, the digital asset market, and as a result, impact our business.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities.  China has made transacting in digital currencies illegal for Chinese citizens in mainland China, and additional restrictions may follow.  As recently as September 2021, China's central bank has further restricted digital asset-related activities, stating that activity by overseas digital asset exchanges, and services offering trading, order matching, and token issuance and derivatives, constitute illegal activity.  Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore, and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations.  In September 2021, the Chinese government announced issued a complete ban that restricts digital currencies trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability.  Regulators in the Inner Mongolia and other  regions of China have proposed regulations that would create penalties for companies engaged in digital currency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to digital currency miners.  The effect of the China ban was a movement of those miners and their hashrates out of China and into other countries.  The United Kingdom's Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital currencies, contending that they are "ill-suited" to retail investors citing extreme volatility, valuation challenges and association with financial crime.

Foreign laws, regulations or directives may conflict with those of the jurisdiction we operate in and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the

United States and globally, or otherwise negatively affect the value of digital assets that we invest in.  The effect of any future regulatory change on our business or the digital assets that we invest in is impossible to predict, but such change could be substantial and adverse to our investment and trading strategies, the value of our assets and our investment value.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

20. Equity

(a) Authorized

Unlimited common shares without par value

Unlimited preferred shares without par value

(b) Issued and fully paid common shares

During the year ended March 31, 2026, the Company:

  On October 3, 2024, the Company entered into an equity distribution agreement ("October 2024 Equity Distribution Agreement"). Under the October 2024 Equity Distribution Agreement, the Company may, from time to time, sell up to $200 million of common shares in the capital of the Company (the "October 2024 ATM Equity Program").

On May 14, 2025, the Company entered into an amended and restated equity distribution agreement (the "Amended October 2024 Equity Distribution Agreement"). Under the Amended October 2024 Equity Distribution Agreement, the Company may, from time to time, sell up to $119.2 million of common shares in the capital of the Company (the "Amended October 2024 ATM Equity Program").

The Amended October 2024 Equity Distribution Agreement restates and supersedes the previous October 2024 Equity Distribution Agreement, dated October 3, 2024, among the Company and the Agents, pursuant to which the Company sold common shares of the Company for aggregate proceeds of US$180.8 million.

The Company issued 15,266,061 common shares (the "October 2024 ATM Shares") pursuant to the October 2024 ATM Equity Program for gross proceeds of $25.9 million. The October 2024 ATM shares were sold at prevailing market prices, for an average price per October 2024 ATM Share of $1.70 (C$2.37). Pursuant to the October 2024 Equity Distribution Agreement, a cash commission of $0.7 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the October 2024 Equity Distribution Agreement. The October 2024 ATM Equity Distribution Agreement was terminated as of May 15, 2025 and replaced with the Amended October 2024 ATM Equity Distribution Agreement.

The Company issued 53,540,585 common shares (the "Amended October 2024 ATM Shares") pursuant to the Amended October 2024 ATM Equity Program for gross proceeds of $119.2 million. The Amended October 2024 ATM shares were sold at prevailing market prices, for an average price per Amended October 2024 ATM Share of $2.23 (C$3.05). Pursuant to the Amended October 2024 Equity Distribution Agreement, a cash commission of $3.1 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the Amended October 2024 Equity Distribution Agreement. In addition, the Company incurred $199 thousand in fees related to its Amended October 2024 ATM Equity Program.

  On November 25, 2025, the Company entered into an equity distribution agreement ("November 2025 Equity Distribution Agreement"). Under the November 2025 Equity Distribution Agreement, the Company may, from time to time, sell up to $300 million of common shares in the capital of the Company (the "November 2025 ATM Equity Program"). The Company issued 19,909,599 common shares (the "November 2025 ATM Shares") pursuant to the November 2025 ATM Equity Program for gross proceeds of $56.9 million. The November 2025 ATM shares were sold at prevailing market prices, for an average price per November 2025 ATM Share of $2.86 (C$3.94). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $1.7 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement. In addition, the Company incurred $227 thousand in fees related to its November 2025 ATM Equity Program.
  Issued 3,125,950 common shares upon the vesting of restricted share units (Note 21(b)).
  The Company issued 675,100 common shares for total proceeds of $1,112 pursuant to the exercise of 500,000 options at a price of $1.25 per stock option, 100,000 options at a price of $1.10 per stock option, 55,100 options at price of C$5.66, and 20,000 options at price of C$6.86 (Note 21(a)).

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

20. Equity (continued)

(b) Issued and fully paid common shares (continued)

  Issued 1,000,000 common shares as part of consideration for an asset acquisition (Note 4).
  Issued 215,625 common shares for total proceeds of C$1.1 million upon the exercise of broker warrants at a price of C$5.00 per warrant (Note 20(c)).

During the year ended March 31, 2025, the Company:

  On August 17, 2023, the Company entered into an equity distribution agreement ("August 2023 Equity Distribution Agreement"). Under the August 2023 Equity Distribution Agreement, the Company may, from time to time, sell up to $90 million of common shares in the capital of the Company (the "August 2023 ATM Equity Program").

The Company issued 12,534,457 common shares (the "August 2023 ATM Shares") pursuant to the August 2023 ATM Equity Program for gross proceeds of $37.4 million. The August 2023 ATM shares were sold at prevailing market prices, for an average price per August 2023 ATM Share of C$4.08. Pursuant to the August 2023 Equity Distribution Agreement, a cash commission of $1.1 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the August 2023 Equity Distribution Agreement. In addition, the Company incurred $2K in fees related to its August 2023 ATM Equity Program. The August 2023 Equity Distribution Agreement was terminated as of July 8, 2024.

The Company issued 46,573,934 October 2024 ATM Shares pursuant to the October 2024 ATM Equity Program for gross proceeds of $154.9 million.  The October 2024 ATM shares were sold at prevailing market prices, for an average price per October 2024 ATM Share of $3.33 (C$4.71). Pursuant to the October 2024 Equity Distribution Agreement, a cash commission of $4 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the October 2024 Equity Distribution Agreement. In addition, the Company incurred $0.5 million in fees related to its October 2024 ATM Equity Program.

  Issued 326,644 common shares upon the vesting of restricted share units (Note 21(b)).
  Issued 100,000 common shares for proceeds of $101 pursuant to the exercise of 100,000 options at a price of $1.09 per stock option (Note 21(a))

(c) Warrants

Following is a summary of changes in warrants outstanding for the year ended March 31, 2026:

	Warrants outstanding	Weighted average exercise price
Balance, March 31, 2023	3,573,727	$22.92
Granted	3,220,000	5.89
Expired	(1,550,000)	13.69
Balance, March 31, 2024	5,243,727	$15.20
Reclassified to warrant liability	(4,898,727)	(15.91)
Balance, March 31, 2025	345,000	$5.00
Exercised	(215,625)	(5.00)
Balance, March 31, 2026	129,375	$5.00

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

21. Stock-based Compensation

Stock-based compensation expense was comprised of the following for the years ended:

	2026	2025	2024
Stock options	$100	$267	$3,791
RSUs	25,357	10,621	3,458
Total	$25,457	$10,888	$7,249

(a) Stock options

The Company has established a rolling Stock Option Plan (the "Plan"). Under the Plan, the number of shares reserved for issuance may not exceed 10% of the total number of issued and outstanding shares and, to any one optionee, may not exceed 5% of the issued shares on a yearly basis. The maximum term of each option shall not be greater than 10 years. The exercise price of each option shall not be less than the market price of the Company's shares at the date of grant. Options granted to consultants performing investor relations activities shall vest over a minimum of 12 months with no more than a quarter of such options vesting in any 3-month period. All other options vest at the discretion of the Board of Directors. There were no options granted during the years ended March 31, 2026 and March 31, 2025.

On April 1, 2024, the Company modified the exercise price from Canadian dollars to United States dollars of stock options that were held by employees in the United States of America and in Europe. The modification resulted in $nil additional stock-based compensation expense.

Following is a summary of changes in stock options outstanding with a CAD exercise price:

	Outstanding	Weighted average exercise price - CAD
Balance, March 31, 2023	3,073,415	$6.20
Granted	620,000	6.86
Expired	(2,400)	6.09
Forfeited	(202,600)	24.75
Exercised	(22,500)	5.66
Balance, March 31, 2024	3,465,915	$5.24
Change in exercise price	(1,605,015)	(3.32)
Balance, March 31, 2025	1,860,900	$5.24

Expired	(2,000)	(15.70)
Exercised	(75,100)	(5.98)
Balance, March 31, 2026	1,783,800	$6.93

Following is a summary of changes in stock options outstanding with a USD exercise price:

	Outstanding	Weighted average exercise price - USD
Balance, March 31, 2024 and 2023	-	$-
Change in exercise price	1,605,015	2.62
Expired	(54,615)	(7.75)
Exercised	(100,000)	(1.09)
Balance, March 31, 2025	1,450,400	$2.53

Exercised	(600,000)	(1.21)
Balance, March 31, 2026	850,400	$3.47

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

21. Stock-based Compensation (continued)

The stock options outstanding and exercisable with CAD exercise price as at March 31, 2026, are as follows:

Outstanding	Exercisable	Exercise price - CAD	Expiry date
282,400	282,400	5.66	August 26, 2027
50,000	50,000	10.00	March 26, 2028
450,000	450,000	6.86	July 6, 2028
400,000	400,000	3.10	September 18, 2028
100,000	100,000	1.35	December 21, 2028
200,000	200,000	1.45	February 10, 2030
20,000	20,000	1.90	May 29, 2030
1,400	1,400	10.80	December 24, 2030
60,000	60,000	18.35	April 29, 2031
180,000	153,000	18.50	October 7, 2031
40,000	40,000	25.35	November 10, 2031
1,783,800	1,756,800

The stock options outstanding and exercisable with USD exercise price as at March 31, 2026, are as follows:

Outstanding	Exercisable	Exercise price - USD	Expiry date
50,400	50,400	$4.36	August 26, 2027
500,000	500,000	1.23	September 14, 2027
130,000	130,000	5.14	July 6, 2028
100,000	100,000	1.09	February 10, 2030
30,000	30,000	20.03	April 6, 2031
20,000	-	20.36	November 10, 2031
20,000	20,000	16.61	December 9, 2031
850,400	830,400

(b) Restricted share-units

The Company has established a Restricted Share Unit Plan (the "RSU Plan"). Under the RSU Plan, together with any other share compensation arrangement, the number of shares reserved for issuance may not exceed 10% of the total number of issued and outstanding shares and, to any one optionee, may not exceed 5% of the issued shares on a yearly basis. The Board may in its own discretion, at any time, and from time to time, grant RSUs to any employee, director or consultant of the Company or its subsidiaries (collectively, "Eligible Person"), other than persons conducting investor relations activities, from time to time by the Board, subject to the limitations set forth in the RSU Plan. The Board may designate one or more performance periods under the RSU Plan.  In respect of each designated performance period and subject to the terms of the RSU Plan, the Board may from time to time establish the grant date and grant to any Eligible Person one or more RSUs as the Board deems appropriate.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

21. Stock-based Compensation (continued)

The fair value of restricted shares units (RSUs) is generally measured as the grant date price of the Company's share.

On April 17, 2025, the Company granted 2,797,000 RSU to certain employees, officers, directors and eligible consultants of the Company with a fair value of C$2.05 per share. From this RSU grant, 2,597,000 vests over a twelve month period and 200,000 RSU vest over a three year period.

On July 8, 2025, the Company granted 2,809,000 RSU to certain employees, officers, directors and eligible consultants of the Company with a fair value of C$3.03 per share and vesting on July 8, 2026.

On October 31, 2025, the Company granted 2,720,900 RSU to certain employees, officers, directors and eligible consultants of the Company with a fair value of C$7.30 per share and vesting on October 31, 2026.

On March 16, 2026, the Company granted 2,849,400 RSU to certain employees, officers, directors and eligible consultants of the Company with a fair value of C$3.02 per share and vesting on March 16, 2027.

Following is a summary of changes in restricted share units:

Outstanding
Balance, March 31, 2023	1,928,530
Granted	257,976
Cancelled	(3,000)
Exercised	(802,650)
Expired	(1,800)
Balance, March 31, 2024	$1,379,056
Granted	6,050,000
Exercised	(326,644)
Balance, March 31, 2025	$7,102,412

Granted	11,176,300
Exercised	(3,125,950)
Balance, March 31, 2026	$15,152,762

22. Loss per Share

Income per common share represents net income for the year divided by the weighted average number of common shares outstanding during the year.

Diluted income per share is calculated by dividing the applicable net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the year.

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Basic weighted average number of common shares outstanding	225,420,074	127,942,571	90,005,128
Diluted weighted average common shares outstanding	225,420,074	127,942,571	90,005,128

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

23. Finance Expense

Finance expenses were comprised of the following for the years ended:

	2026	2025	2024
Interest and accretion on convertible loan	$556	$1,654	$2,412
Interest on loans payable	243	422	399
Interest on term loan	143	214	213
Interest on lease liabilities - finance lease	239	-	-
Interest on mortgage payable	145	-	-
Total	$1,326	$2,290	$3,024

24. General and Administrative Expenses

General and administrative expenses were comprised of the following for the years ended:

	2026	2025	2024
Management fees, salaries and wages	$8,704	$3,542	$3,006
Marketing	2,571	2,157	1,298
Office, administration and regulatory	7,884	5,400	4,697
Professional fees, advisory and consulting	12,233	5,549	4,203
Total	$31,392	$16,648	$13,204

25. Operating and Maintenance Costs

Operating and maintenance costs were comprised of the following for the years ended:

	2026	2025	2024
Digital currency mining*	$178,038	$82,041	$73,570
High performance computing hosting	8,691	6,118	2,738
Total	$186,729	$88,159	$76,308

* As a result of the laws and regulations in Paraguay, the Company now records the VAT amounts in connection with the ancillary services associated with the plant, and equipment and primarily electricity which is recorded as operating and maintenance costs. This change has been reflected prospectively in the period in light of the laws and regulations. A total of $8.1 million has been expensed for the year ended March 31, 2026 (March 31, 2025 and 2024 $nil).

26. Supplemental Cash Flow Information

	2026	2025	2024
Non-cash transactions:
Share consideration issued for acquisition	$3,919	-	$1,088
Equipment purchases paid with bitcoin	$174,542	$13,050	$-
Recognition of ROU assets and lease liabilities	$40,976	$552	$250
Reclassification of warrant liability from equity	$-	$5,112	$-
Reclassification of derivative liability to equity	$-	$120	$-

Interest paid	$822	$1,358	$1,555
Income taxes paid	$1,956	$1,387	$687

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

27. Fair Value Measurements

The fair values of investments were measured using the NAV or a market approach. The investments measured at fair value are classified into one of the three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values, with the designation based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the fair value hierarchy are:

Level 1 Inputs: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.

Level 2 Inputs: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices. At March 31, 2026 the Company reclassified digital currencies from Level 2 fair value measurement to Level 1 to reflect the market prices available for digital assets. The comparatives have been reclassified to conform with the current presentation.

Level 3 Inputs: Unobservable inputs for the asset or liability (Unobservable inputs reflect management's assumptions on how market participants would price the asset or liability based on the information available).

Valuation of Assets that use Level 2 Inputs ("Level 2 Assets").  The fair value of Level 2 Assets would use the quoted price from the exchanges which the Company most frequently uses, with no adjustment.

At the year end the Company classified its financial assets into the following levels:

	As at March 31, 2026			As at March 31, 2025
Assets	Level 1	Level 2	Level 3	Level 1	Level 2		Level 3
Cash	$-	$23,113	$-	$-	$23,375	$
(i) Digital currencies (Note 7)	10,822	-	-	181,146	-		-
(ii) Investments (Note 5)	6,624	-	3,117	21,016	-		3,120
Derivative asset (Note 7)	-	606	-	-	1,300		-
	$17,446	$23,719	$3,117	$202,162	$24,675		$3,120

Liabilities
Warrant liability	$-	$-	$413	$-	$-		$760
	$-	$-	$413	$-	$-		$760

(i)  The fair value of the Company's digital assets are determined by the price at 12:00 AM CET per coinbase.com.

(ii) The Company's investments classified as level 3 fair value measurements consist of investments in preferred stock, convertible notes and common stock.  For the Company's common stock investments:

  Various Black Scholes models were utilized; and
  A prior transaction approach was used for others; some adjusted.

A verified prior transaction is initially given 100% weighting in a fair value conclusion (if completed at arm's length), but subsequently such weighting is adjusted based on the merits of newly observed data.  As a result, in the absence of disconfirming data, an unadjusted prior transaction price may not be considered "stale" for months or, in some cases, years.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025
27. Fair Value Measurements (continued)

Level 3 Continuity

The following is a reconciliation of Level 3 assets and liabilities:

Level 3 Continuity	Fair value at March 31, 2026	Fair value at March 31, 2025
Investments
Balance, at April 1	$3,120	$1,618
Additions	725	-
Transfer to Level 1	(725)	(133)
Foreign exchange	6	(60)
Change in fair value	(9)	1,695
Balance, at March 31	$3,117	$3,120

Warrant liability
Balance, at April 1	$760	$-
Additions - reclassification from equity	-	5,112
Change in fair value	(347)	(4,352)
Balance, at March 31	$413	$760

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s long-lived assets, including intangible assets, operating lease right-of-use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.

These assets are measured at fair value only when an impairment loss is recognized. The carrying amounts of cash, amounts receivable, net, other receivables, and accounts payable and accrued expenses are a reasonable approximation of their fair value due to their short-term maturity or they are valued using the income approach valuation technique.

28. Digital Currency and Risk Management

Digital currencies are measured using Level 1 inputs

Digital currency prices are affected by various forces including global supply and demand, interest rates, exchange rates, inflation or deflation and the global political and economic conditions.  The profitability of the Company is directly related to the current and future market price of coins; in addition, the Company may not be able liquidate its inventory of digital currency at its desired price if required.  A decline in the market prices for coins could negatively impact the Company's future operations.  The Company has not hedged the conversion of any of its coin sales or future mining of digital currencies.

Digital currencies have a limited history and the fair value historically has been very volatile.  Historical performance of digital currencies is not indicative of their future price performance.  The Company's digital currencies currently mainly consist of Bitcoin.  The table below shows the impact for every 5% variance in the price of Bitcoin on the Company's earnings before tax, based on the closing price at March 31, 2026.

Impact of 5% variance in price
Bitcoin	$531

For the security of its digital currencies, the Company uses the services of two institutions through custodial agreements, one located in Liechtenstein and another in the United States.

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

29. Segmented Information

The Company's CODM is its President and CEO.  The Company operates in one segment, with two revenue streams being the mining and sale of digital currencies and high-performance computing hosting. The Company uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment.  Additionally, the Company's CODM regularly reviews the Company's expenses on a consolidated basis.  The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between cost of revenue and general and administrative expenses.

External revenues are attributed by geographical location, based on the country from which services are provided.

March 31, 2026	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Revenue from digital currency mining	$-	$-	$-	$-	$-	$278,269	$278,269
High performance computing hosting	9,529	-	-	-	-	9,993	19,522
	$9,529	$-	$-	$-	$-	$288,262	$297,791

March 31, 2025	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Revenue from digital currency mining	$-	$-	$-	$-	$-	$105,236	$105,236
High performance computing hosting	-	-	-	-	-	10,043	10,043
	$-	$-	$-	$-	$-	$115,279	$115,279

March 31, 2024	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Revenue from digital currency mining	$-	$-	$-	$-	$-	$111,044	$111,044
High performance computing hosting	-	-	-	-	-	3,421	3,421
	$-	$-	$-	$-	$-	$114,465	$114,465

The Company's plant and equipment are located in the following jurisdictions:

March 31, 2026	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Property, plant and equipment	$113,646	$14,076	$352,754	$-	$-	$-	$480,476
ROU asset	41,954	1,012	-	-	-	130	43,096
	$155,600	$15,088	$352,754	$-	$-	$130	$523,572

March 31, 2025	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Property, plant and equipment	$101,311	$25,953	$75,581	$-	$-	$3	$202,848
ROU asset	2,918	2,588	-	-	-	40	5,546
	$104,229	$28,541	$75,581	$-	$-	$43	$208,394

March 31, 2024	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Property, plant and equipment	$74,425	$19,529	$-	$1,367	$-	$35	$95,356
ROU asset	3,552	3,946	-	-	-	90	7,588
	$77,977	$23,475	$-	$1,367	$-	$125	$102,944

HIVE Digital Technologies Ltd.
Notes to the Consolidated Financial Statements
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
For the years ended March 31, 2026, and 2025

30. Comparative Figures

Certain figures in the comparative period consolidated statements of financial position, consolidated statements of loss and comprehensive loss, consolidated statements of changes in equity and consolidated statements of cash flows have been reclassified to meet the current presentation.

31. Subsequent Events

Subsequent to the year ended March 31, 2026, the Company issued 939,250 common shares under the RSU plan upon the exercise of restricted share units.

Subsequent to the year ended March 31, 2026, the Company issued 8,651,059 November 2025 ATM Shares pursuant to the November 2025 ATM Equity Program for gross proceeds of $25.2 million.  The November 2025 ATM shares were sold at prevailing market prices for an average price per November 2025 ATM Share of $2.91 (C$4.03). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $0.9 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement.

On April 21, 2026, the Company’s wholly-owned subsidiary, HIVE Bermuda 2026 Ltd., issued $115 million aggregate principal amount of exchangeable senior notes (the “Notes”) which included the full exercise of the initial purchasers’ option to purchase an additional $15 million of Notes. Net proceeds were $109.5 million after deducting commissions and expenses. In connection with the exchangeable note offering, HIVE entered into capped call transactions with certain financial institutions. The initial cap price represents a 125% premium over the April 16, 2026 Nasdaq price (approximately $4.92 per share), designed to mitigate economic dilution or excess cash outlay upon exchange of the Notes above the exchange price up to the cap price. The capped call transactions were funded using approximately $19.8 million of cash on hand.

On May 15, 2026, the Company closed the acquisition of real property located around Ontario’s Toronto–Waterloo innovation corridor. In consideration, the Company paid $5 million cash and issued a mortgage to the seller in the amount of $4.4 million. The consideration paid includes transaction costs of $0.6 million. The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805.

F-44

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9.A Evaluation of Disclosure Controls and Procedures

Our Management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Due to inherent limitations in all such systems, no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Management's Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2026  based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of our internal control over financial reporting as of March 31, 2026, has been audited by Davidson & Company LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended March 31, no director or executive officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our 2026 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act. If our 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers, and Corporate Governance

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics is available on our website at: hivedigitaltechnologies.com/corporate/governance/.

We also have insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

The remaining information required by this item is to be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 11. Executive Compensation

The information required by this item is to be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12. Security Ownership Of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required by this item is to be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if such 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information required by this item is to be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if such 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services

The information required by this item is to be included in our 2026 Statement to be filed with the SEC and is incorporated herein by reference, provided that if such 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV

Item 15. Exhibits

(a) The following documents are filed as part of this Annual Report:

 (1) Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report.

 (2) Financial Statement Schedules:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

 (3) Exhibits:

The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Notice of Articles and Articles	F-3	33-291676	3.1	11/20/2025
3.2	Amended Articles	8-K	001-40398	3.1	5/11/2026
4.1	Description of Securities					X

4.2	Indenture dated April 21, 2026 by and among HIVE Digital Technologies Ltd., HIVE Bermuda 2026 Ltd. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-40398	4.1	4/21/2026
4.3	Form of 0% Exchangeable Senior Note due 2031 (included in Exhibit 4.2)	8-K	001-40398	4.2	4/21/2026
10.1†	Incentive Stock Option Plan dated July 15, 2017, as amended November 16, 2022					X
10.2†	2023 Restricted Share Unit Plan					X
10.3†	Consulting Agreement between the Company and Unimage Enterprises Limited					X
10.4†	Employment Agreement between the Company and Darcy Daubaras					X
10.5†	Employment Agreement between the Company and Gabriel Ibghy					X
10.6†	Consulting Agreement between the Company and Know Labs S.L.					X
10.7†	Termination Benefits Agreement between the Company and Johanna Thörnblad
10.8†	Termination Benefits Agreement between the Company and Gabriel Ibghy
10.9	Form of Capped Call Confirmation	8-K	001-40398	10.1	4/21/2026
10.10	Equity Distribution Agreement	6-K	001-40398	1.1	11/26/2025
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Davidson & Company LLP					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	40-F	001-40398	97.1	6/25/2025
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan.

*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HIVE DIGITAL TECHNOLOGIES LTD.
Dated: June 1, 2026
	By:	/s/ Aydin Kilic

Aydin Kilic President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of June 1, 2026.

Signature	Title

/s/ Frank Holmes Frank Holmes	Director & Executive Chairman

/s/ Aydin Kilic Aydin Kilic	President & CEO (Principal Executive Officer)

/s/ Darcy Daubaras Darcy Daubaras	Chief Financial Officer (Principal Financial Officer)

/s/ Dave Perrill Dave Perrill	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Marcus New Marcus New	Director