Form 10-K/A
period 2026-03-31
HIVE Digital Technologies Ltd.
filed 2026-07-29
CIK 1720424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $950,740,231.

As of July 27, 2026, the registrant had 273,638,546 of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On June 2, 2026, HIVE Digital Technologies (the "Company," "HIVE," the "registrant," the "Corporation," "we" or "us") filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the "Original Form 10-K"). The Original Form 10-K omitted parts of Part III, Items 10-14, in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant's definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission ("SEC") not later than 120 days after the end of the Company's fiscal year.

This Amendment No. 1 to Form 10-K (this "Amendment") is being filed solely to: amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items, make certain updates to the cover page of the Original Form 10-K, including to delete the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K, and to update the Exhibit List set for under Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the registrant's principal executive officer and principal financial officer are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, including the financial statements, and does not otherwise reflect any events occurring after the filing of the Original Form 10-K (i.e. June 2, 2026). Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

Unless otherwise indicated, all dollar amounts and references to "$" are to U.S. dollars, and references to "C$" of "CAD$" are to Canadian dollars.

In this Amendment, unless otherwise indicated or the context otherwise requires, all references to "HIVE," "the registrant," "the Company," "the Corporation," "we," "us," and "our" refer to HIVE Digital Technologies Ltd. and its consolidated subsidiaries.

In this Amendment, we provide our website address to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment, and references to our website address in this Amendment are inactive textual references only.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2026

AMENDMENT NO. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains statements that constitute "forward looking statements" or "forward looking information" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933 (as amended, the "Securities Act"), Section 21E of the U.S. Securities Exchange Act of 1934 (as amended, the "Exchange Act") and forward-looking information within the meaning of applicable Canadian securities legislation (collectively, "forward-looking statements").

Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading "Risk Factors" in Part I, Item 1A of the Original Form 10-K, as filed with the SEC on June 2, 2026. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Amendment completely and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth information on our named executive officers and directors as of the filing of this Amendment. All executive officers serve at the discretion of the Board. The term of office of each of our directors expires at our next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

Name	Age	Title	Director since	Officer since
Frank E. Holmes(1)	71	Executive Chairman and Director	August 13, 2017	March 5, 2022
Susan B. McGee	67	Independent Director	December 21, 2021	N/A
Marcus New	55	Independent Director	March 25, 2018	N/A
Dave Perrill	47	Independent Director	October 21, 2019	N/A
Aydin Kilic(2)	45	President & CEO	N/A	August 19, 2021
Darcy Daubaras	56	Chief Financial Officer	N/A	October 1, 2018
Gabriel Ibghy	37	General Counsel	N/A	September 6, 2022
Johanna Thörnblad	57	Country President-HIVE Sweden	N/A	August 24, 2021

(1) Mr. Holmes has served as Executive Chairman since March 5, 2022. Prior to that he served as Interim CEO and Interim Executive Chairman since August 31, 2018, and as Non-Executive Chairman since August 23, 2017.

(2) Mr. Kilic has served as President and CEO since January 17, 2023. Prior to that, he served as President and COO since August 19, 2021.

Frank E. Holmes, Director and Executive Chairman

Frank Holmes is the CEO and chief investment officer of U.S. Global Investors, a publicly traded investment firm offering mutual funds and ETFs across thematic industries while implementing a Smart Beta 2.0 methodology. Mr. Holmes purchased a controlling interest in U.S. Global Investors in 1989 and became the firm's chief investment officer in 1999.

He is the co-author of The Goldwatcher: Demystifying Gold Investing. Over 100,000 subscribers follow his weekly commentary in the award-winning Investor Alert newsletter, across social channels and in his Frank Talk blog, which is read in over 80 countries.

He has been recognized as Mining Fund Manager of the Year by Mining Journal and holds the Top Gun ranking from Brendan Wood International. His funds have earned accolades from Lipper and Morningstar, and he is a frequent keynote speaker and financial commentator featured by Fortune, The Financial Times, and other major outlets.

Mr. Holmes has a bachelor's degree in economics and science from the University of Western Ontario and is well known for his philanthropy, including his contributions to Huron University, where he helped to open the Frank Holmes Centre for Leadership, Ethics & Entrepreneurship. The Centre is a 40,000 square foot instructional and community-gathering space.

Susan B. McGee, Director

Susan McGee serves as a director of the Corporation. She is also on the board of directors of ETTL Engineers & Consultants, Inc. and served on the boards of the Goldman Sachs BDCs from 2018-2026. She served as President of U.S. Global Investors, Inc., a NASDAQ-listed and SEC-registered investment advisor specializing in metals, mining, natural resources and international-based strategies, from 1998-2018 and as the company's general counsel from 1997-2018.

Ms. McGee served on the Investment Directors Council committee for alternative assets from 2021 to 2026 and the Investment Company Institute Board of Governors from 1998 to 2018. She also served on the Securities and Exchange Commission's Asset Management Advisory Committee, advising the Commission on environmental, social and governance diversity standards and disclosures, market structure and various other matters.

Marcus New, Director

Marcus New serves as Lead Director of the Corporation and is Chair of the Audit Committee. He is an entrepreneur who has been involved in building a number of businesses disrupting the capital markets over the past twenty years. He is the current Chief Executive Officer of InvestX Capital Ltd., and Managing Partner of InvestX Master GP1 Inc., a late-stage venture investment manager for high net-worth investors, institutions and their advisers. Mr. New has led more than $700 million of investments into the world's leading private companies. Mr. New is also a director of Mapath Capital Corp., a TSXV listed issuer. Previously Mr. New was the founder and Chief Executive Officer of Stockhouse Publishing Ltd. ("Stockhouse"), Canada's leading online financial community and a global hub for affluent investors. Prior to launching Stockhouse, Mr. New founded and built Stockgroup Media Inc., an online information and analytics company whose client base consisted of leading brokerage firms, global institutional sales desks, and hedge funds. Mr. New has a bachelor's degree in Business from Trinity Western University, has graduated from the Birthing of Giants program at the Massachusetts Institute of Technology and holds FINRA Series 24, 63, and 82 registrations.

Dave Perrill, Director

Mr. Perrill serves as a Director of the Corporation, is a member of the Audit Committee, and chairs the Compensation Committee. He is the founder and CEO of PerrillCo, a family office and holding company for several operating businesses, and CEO of Backbone Digital, which develops EdgeNow™ data centers purpose-built for AI and GPU workloads.

A four-time technology founder, Mr. Perrill previously co-founded and served as CEO of Compute North, developing over 700MW of digital infrastructure projects across four states. Earlier exits include SecureConnect, an internet service and managed security provider acquired by Trustwave Holdings in 2013, and Digital Clinic, a healthcare digital solutions company.

Recognition includes EY Entrepreneur of the Year 2022 Heartland Award, the #96 ranking on the 2022 Inc. 5000, and the #1 ranking on the Minneapolis/St. Paul Business Journal Fast 50. Mr. Perrill holds a B.S. in Management Information Systems and an MBA in Finance from the University of Minnesota.

Aydin Kilic, President & Chief Executive Officer

Mr. Kilic joined HIVE in 2021, leading the Company, navigating the Ethereum Merge, a Bitcoin halving, and creating the GPU/AI business unit "BUZZ HPC". He has overseen the growth of HIVE's Bitcoin mining business to 25 EH/s and 440 MW globally, and the inception of the HPC/AI business with HIVE's GPU fleet after the Ethereum Foundation in 2022 changed the Ethereum mining protocol to "proof of stake".

In 2017, Mr. Kilic founded and lead Fortress Blockchain Corp. as CEO, raising $30 million for the TSX-V listed company, until 2021 when he joined HIVE. Mr. Kilic has a degree in Engineering Sciences (Honours) from Simon Fraser University and brings deep experience to the Company's Bitcoin mining ecosystem. Mr. Kilic has led real-estate development projects valued at over CAD$150 million through large re-zoning and permitting processes. Further, he has secured over $100 million in project and construction financings from Canadian banks, in additional to overseeing the successful acquisition of over $100 million of real property transactions. Prior to this, Mr. Kilic worked as a radio frequency (RF) engineer at Sierra Wireless, where he conducted research in electromagnetic science and worked in product development of company broadband antennas for wireless wide area network (WWAN) cellular devices.

Darcy Daubaras, Chief Financial Officer

Mr. Daubaras has over 25 years of experience in corporate accounting and public company financial reporting. He has served as Chief Financial Officer of HIVE since 2018.  In this role, he oversees the Company's financial reporting, internal controls, treasury, and capital markets activities, and has supported the Company's growth across multiple international jurisdictions. Prior to joining HIVE, Mr. Daubaras was a member of the executive team at FinancialCAD Corporation.  He has also served as Chief Financial Officer of several Canadian publicly listed companies and as Director of Corporate Accounting at Mercer International Inc.

Mr. Daubaras holds a Chartered Professional Accountant (CPA, CA) designation from the Chartered Professional Accountants of British Columbia and previously held a US Certified Public Accountant (CPA) designation (Illinois).  He has extensive experience with Sarbanes-Oxley compliance and public company financial reporting.

Johanna Thörnblad, Country Site President, Sweden

Johanna Thörnblad joined HIVE in 2021 as Managing Director of the company's Swedish subsidiaries and was subsequently appointed Country President, Sweden. Under her leadership, HIVE and Buzz HPC launched its first tier III AI and high-performance computing datacenter in Sweden in 2023, expanding the company's position within next-generation digital infrastructure and compute services. Mrs. Thörnblad also serves on the boards of HIVE's subsidiaries in Sweden, Norway and Switzerland.

Mrs. Thörnblad brings more than 20 years of international leadership experience spanning investor relations, corporate communications, capital markets, marketing and business development. Prior to joining HIVE, she held senior roles with organizations including Fidelity Investments, U.S. Global Investors, Inc. (NASDAQ: GROW), and Meridian Fund Managers Ltd.

Mrs. Thörnblad holds an MBA from the University of Chicago Booth School of Business and a BA in Psychology from Kent State University

Gabriel Ibghy, General Counsel

Gabriel Ibghy joined HIVE in 2021 as Director of Legal Affairs following HIVE's acquisition of GPU Atlantic's 50MW data center site in New Brunswick, Canada. At GPU.ONE, the parent corporation of GPU Atlantic, he acted as Chief Executive Officer and Director of Legal Affairs.

Originally from Montreal, Québec, Mr. Ibghy is a practicing attorney who holds a law degree from the University of Montreal and is a member in good standing of the Quebec Bar. He holds a Global MBA from the Reichman University as well as a certificate from IE Business School IMBA.

Mr. Ibghy has extensive experience in the field of cryptocurrency mining, data center construction, operations and management and has gained international experience in complex and challenging environments. Mr. Ibghy applies his experience and profound knowledge of this fast-paced industry to the sustained growth and development of HIVE Digital Technologies and Buzz HPC.

Involvement in certain legal proceedings.

To the knowledge of the Company, other than as set out below, no director of the Company is as at the date of this Amendment or within the ten (10) years prior to the date of this Amendment has been, a director, chief executive officer or chief financial officer, of any company (including the Company) that:

(a) while that person was acting in that capacity was subject to:

(i) a cease trade order (including any management cease trade order which applied to directors or executive officers of a company, whether or not the person is named in the order), or

(ii) an order similar to a cease trade order, or

(iii) an order that denied the relevant company access to any exemption under securities legislation,

that was in effect for a period of more than thirty (30) consecutive days (an "Order"); or

(b) was subject to an Order that was issued after the director or executive officer ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

To the knowledge of the Company, other than as set out below, no director of the Company (or any personal holding company of any such individual) is, or within the ten (10) years prior to the date of this Amendment has:

(a) been a director or executive officer of any Company that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver manager or trustee appointed to hold its assets; or

(b) become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets such individual.

To the knowledge of the Company, other than as set out below, no director of the Company (or any personal holding company of any such individual) has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

The exceptions to the above statements are as follows:

i. Each of Frank Holmes and Marcus New were directors of HIVE (Frank Holmes at the time was Interim Executive Chairman) during a management cease trade order issued by the British Columbia Securities Commission ("BCSC") on July 30, 2019 (the "2019 CTO"), in connection with the late filing of the Company's March 31, 2019 annual financial statements and management's discussion and analysis. The 2019 CTO was revoked on October 8, 2019 upon the filing of the relevant financial statements and management's discussion and analysis.

ii. Each of Frank Holmes, Marcus New and David Perrill were directors of HIVE, and Frank Holmes was Executive Chairman, during a management cease trade order issued by the BCSC on July 30, 2021 (the "2021 CTO"), in connection with the late filing of the Company's March 31, 2021 annual financial statements and management's discussion and analysis. The 2021 CTO was revoked on October 4, 2021 upon the filing of the relevant financial statements and management's discussion and analysis.

iii. Each of Frank Holmes, Marcus New and David Perrill were directors of HIVE, and Frank Holmes was the Executive Chairman, during a management cease trade order issued by the BCSC on June 30, 2022 (the "2022 CTO"), in connection with the late filing of the Company's annual financial statements and management's discussion and analysis for the years ended March 31, 2022 and 2021. The 2022 CTO was revoked on July 20, 2022 upon the filing of the relevant financial statements and management's discussion and analysis.

iv. Marcus New was Chief Executive Officer and a director of Invictus Financial Inc. ("Invictus"), which was the subject of a failure-to-file cease trade order issued by the BCSC on September 6, 2016, for failing to file certain financial statements and management's discussion and analysis. The cease trade order was revoked by the BCSC on September 7, 2016.

v. Dave Perrill, who is a Director of HIVE, was the founder and CEO of Compute North LLC, (now renamed "Mining Project Wind Down Holdings, Inc.") from October 2017 to September 1, 2022, which filed petitions under Chapter 11 of the United States Bankruptcy Code on September 22, 2022. Following a 363 sale (under the U.S. Bankruptcy Code) of the remaining assets, the restructuring plan was formally approved by Judge Isgur in the Southern District of Texas on February 16, 2023.

No director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Unless noted above, during the past ten years, no director or executive officer of the Company has:

(a) filed or has had filed against such person, a petition under the U.S. federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner, at or within two years before the time of filing, or any corporation or business association of which such person was an executive officer, at or within two years before such filings;

(b) been convicted or pleaded guilty or nolo contendere in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c) been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's activities in any type of business, securities, trading, commodity or banking activities;

(d) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activities;

(e) been found by a court of competent jurisdiction in a civil action or by the United States Securities and Exchange Commission (the "SEC"), or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f) been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Audit Committee

The Audit Committee is responsible for assisting our Board in its oversight responsibilities relating to the integrity of our financial statements and our accounting and financial reporting processes and financial statement audits; the effectiveness of our internal controls over financial reporting and disclosure; the design, implementation and performance of our internal audit function; the independent auditor's qualifications, independence and performance; advising our Board on regulatory matters; our compliance with legal and regulatory requirements; risk assessment and risk management pertaining to our financial, accounting and tax matters; and the performance of our internal audit function and internal auditors. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The Board of directors has determined that each of Messrs. New and Perrill, and Ms. McGee is an independent director under Nasdaq and TSX listing standards and is independent under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Board has further determined that each of the members of the Audit Committee satisfies the financial literacy and sophistication requirements of the SEC and Nasdaq and TSX listing standards. In addition, our board of directors has determined that Mr. New qualifies as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K.  Mr. New chairs the Audit Committee.

The Audit Committee operates under a written charter pursuant to the applicable standards, rules, and regulations of the SEC, Nasdaq and the TSX. A copy of the Audit Committee Charter is available on our website at: hivedigitaltechnologies.com/corporate/governance.

Compensation Committee

The Compensation Committee is responsible for evaluating and recommending the chief executive officer and director compensation arrangements, plans, policies and programs maintained by us, overseeing the administration of our incentive and equity-based compensation plans, overseeing the management of risks related to our executive compensation plans and arrangements,  and  reviewing and discussing with management our compensation discussion and analysis to be included in our public filings. The Compensation Committee operates under a written charter pursuant to the applicable standards, rules and regulations of the SEC, the TSX and Nasdaq. A copy of the Compensation Committee charter is available on our website at: hivedigitaltechnologies.com/corporate/governance.

The Compensation Committee has three members: Susan B. McGee, Marcus New and Dave Perrill. The Board of directors has determined that each of Messrs. New and Perrill, and Ms. McGee is an independent director under Nasdaq and TSX listing standards and is independent under Rule 10C-1 of the Exchange Act.  Mr. Perrill chairs the Compensation Committee.

Corporate Governance Committee

The primary role of Corporate Governance Committee is assist the Board with fulfilling its responsibility to the shareholders, potential shareholders and the investment community through the developing and recommending to the Board corporate governance principles applicable to the Company and providing such other assistance as the Chairman of the Board, if independent, or alternatively to any lead director of the Board, as they may require. The Corporate Governance Committee is also responsible for identifying and recommending qualified individuals for nomination to the Board of Directors, in accordance with Nasdaq Rule 5605(e). The Compensation Committee operates under a written charter consistent with the applicable standards, rules and regulations of the SEC, TSX and Nasdaq. A copy of the Corporate Governance Committee charter is available on our website at: hivedigitaltechnologies.com/corporate/governance.

The Corporate Governance Committee has three members: Susan B. McGee, Marcus New and Dave Perrill. The Board of directors has determined that each of Messrs. New and Perrill, and Ms. McGee is an independent director under Nasdaq and TSX listing standards.  Ms. McGee chairs the Corporate Governance Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") applicable to all of our directors, officers, employees, consultants, and contractors including our Chief Executive Officer, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions, which is a "code" under NI 58-101 and a "code of ethics" as defined by applicable SEC rules. The Code of Conduct sets out our fundamental values and standards of behavior that are expected from our directors, officers, employees, consultants, and contractors with respect to all aspects of our business. The Code of Conduct prohibits unfair dealing, including through manipulation, concealment, misuse of confidential or privileged information, or misrepresentation of material facts, and requires compliance with laws and regulations applicable to our global operations, including privacy and data protection, anti-corruption and anti-bribery. The objective of the Code of Conduct is to provide guidelines for maintaining our integrity, reputation and honesty with a goal of honoring others' trust in the Company at all times. The Code of Conduct is posted on our website at hivedigitaltechnologies.com/corporate/governance.

If we grant any waivers from any provision of the Code of Conduct, including any implicit waiver, we will disclose the nature of such waiver on our website to the extent required by the rules and regulations of the SEC and the Canadian Securities Administrators. To date, no such waiver has been granted. We will post any amendments to the Code of Conduct as may be required pursuant to rules of the SEC or listing standards of the Nasdaq on our website.

Insider Trading Policy

We have an insider trading policy (the "Insider Trading Policy) governing the purchase, sale, and/or other dispositions of our securities by all HIVE personnel, including directors, officers, employees, and other covered persons. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, as well as the applicable Nasdaq and TSX rules and listing standards. A copy of the Insider Trading Policy was filed as Exhibit 19.1 to the Original Form 10-K and is filed as Exhibit 19.1 to this Amendment.

Shareholder Nominees for Director

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the philosophy, objectives, and structure of our fiscal year 2026 executive compensation program. This analysis is intended to be read in conjunction with the tables below, which provide further detail and historical compensation information for our Named Executive Officers ("NEOs").

During the fiscal year ended March 31, 2026, the following individuals were our NEOs:

Name	Position
Frank E. Holmes	Executive Chairman
Aydin Kilic	Chief Executive Officer
Darcy Daubaras	Chief Financial Officer
Gabriel Ibghy	General Counsel
Johanna Thörnblad	Country President-HIVE Sweden

Compensation Philosophy and Objectives

Compensation plays a key role in achieving the Company's business objectives, thereby creating and perpetuating value for its shareholders over the long term. We believe that exceptional people are essential for our success and continued transformation. Our compensation program is designed to attract, retain, and reward individuals of the highest caliber. We also believe that any effective compensation program must align the personal interests of the Company's executives with those of its shareholders, such that all levels of its organization are incentivized to maximize long-term shareholder value.

To put this philosophy into practice, the Company's compensation of NEOs consists of the following:

(a) Base salary;

(b) Eligibility to receive bonuses in the form of cash payments; and

(c) Long-term incentives, consisting of stock options ("options") awarded under the Company's Incentive Stock Option Plan (the "Option Plan") and restricted share units ("RSUs") awarded pursuant to the Company's Restricted Share Unit Plan (the "RSU Plan").

All these tools have distinct roles to play in realizing the Company's executive compensation philosophy and the Board of Directors used each of them in shaping the specific amounts and forms of compensation to be paid to the Company's executives during the year ended March 31, 2026. Grounded in the above philosophy, the Board of Directors considered a number of factors to tailor each NEO's compensation package to their unique circumstances, including their performance during the fiscal year, their roles and responsibilities, their historical compensation and historical performance and the relationship therebetween, the compensation of comparable roles at comparable Company's, and any contractual commitments the Company has made to its executives regarding compensation.

How We Determine Executive Compensation

Role of the Compensation Committee and Management; Compensation Consultant

The Compensation Committee is responsible for (i) reviewing and considering corporate policies and objectives of the Company relevant to compensation for all Executive Officers as a group, (ii) the methodology for evaluating the performance of each Executive Officer in light of those corporate goals and objectives, (iii) in consultation with the Executive Chairman and Chief Executive Officer, making recommendations to the Board with respect to the level of compensation for the Chief Executive Officer based on this evaluation. The Compensation Committee is comprised solely of independent directors, namely Dave Perrill, Susan B. McGee and Marcus New.

From time to time, the Company has retained Global Governance Advisors (“GGA”)  to advise on matters related to compensation, including compensation payable to named executive officers and non-employee Director compensation. As part of this engagement, GGA has performed comparative assessments regarding competitive market practices and provide analyses, advice and recommendations concerning the Company’s compensation program, including the structure, amount and form of such compensation and the competitiveness thereof.

Role of Market Data and Peers

The Compensation Committee engages in periodic benchmarking of total direct compensation and its principal and related elements to assess the competitiveness of our executive compensation program. The Compensation Committee reviews a competitive market analysis drawn from compensation data for companies similar in size to the Company that operate in the technology, digital assets, data center, and energy infrastructure sectors. For purposes of its fiscal year 2026 compensation review and decisions, the Compensation Committee used a peer group consisting of relevant industry competitors  operating in Bitcoin Mining and high-performance computing sectors, such as: Bitfarms Ltd. (now Keel Infrastructure), Iren,  CleanSpark Inc., Hut 8 Mining Corp., Marathon Digital Holdings. Inc. (now Mara Holdings Inc.) and Riot Platforms, Inc.

In determining the appropriate composition of the peer group, the Compensation Committee considers criteria such as (i) industry classification, with primary emphasis on direct cryptocurrency mining and high-performance computing sectors, (ii) revenue scale, and (iii) market capitalization. The compensation peer group is reviewed from time to time by our Compensation Committee.

Base Salary

The Company believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. The Company also believes that base salaries offer security and independence that variable compensation alone cannot, and that attractive salaries can motivate and reward executives for their overall performance.

The base salaries of our Named Executive Officers as of March 31, 2026 were as follows:

NEO		Base Compensation (1)
Frank E. Holmes	$	Nil
Aydin Kilic(2)		$273,559
Darcy Daubaras		$225,794
Gabriel Ibghy		$186,492
Johanna Thörnblad(3)		$168,032

(1) All amounts paid to our Named Executive Officers were paid in Canadian Dollars (CAD), except for amounts paid to Ms. Thörnblad, that were paid Euros (EUR). CAD amounts in this Annual Report with respect compensation paid to our NEOs has been converted to US Dollars (USD) using the average exchange rate for the applicable fiscal year, as reported by the Bank of Canada, being $1 CAD to $0.7237 USD for the year ended 3/31/2026, being $1 CAD to $0.7191 USD for the year ended 3/31/2025 and being $1 CAD to $0.7415 USD for the year ended 3/31/2024.  EUR amounts in this Annual Report with respect compensation paid to Ms. Thörnblad has been converted to US Dollars (USD) using the average exchange rate for the applicable fiscal year, as reported by the European Central Bank, being €1 EUR to $1.2176 USD for the year ended 3/31/2026, being €1 EUR to $1.2587 USD for the year ended 3/31/2025 and being $€ EUR to $1.17508 USD for the year ended 3/31/2024.

(2) Mr. Kilic is paid through a consulting agreement with Unimage Ltd., a company that he controls. For more information, see "Executive Employment Agreements and Management Contracts" below.

(3) Ms. Thörnblad is paid through a consulting agreement with Known Lab S.L., a company that she controls. For more information, see "Executive Employment Agreements and Management Contracts" below.

Eligibility to Receive Bonuses in the Form of Cash Payments

The Chief Executive Officer, in collaboration with the Executive Chairman of the Board, awards cash bonuses that are based on both individual performance and corporate success at various times throughout the year (provided, however, that no NEO makes a decision regarding his own compensation). Bonuses are awarded in a manner consistent with the framework used by the Compensation Committee. We believe that cash bonuses incentivize exceptional performance and appropriately reward the individual contributions of executives from year to year.

Long-Term Incentives

An essential part of our compensation regime is long-term incentive compensation that is designed to align executive and director interests with long-term shareholder value creation and to promote retention. Our emphasis on equity-based compensation reflects academic research on what makes operationally complex businesses succeed.  Our incentive compensation consists of Options that are awarded pursuant to the Company's Option Plan, and RSUs awarded under our RSU Plan.

Options and RSUs are used to appropriately compensate directors, officers, senior management, other personnel and consultants of the Company for their individual contributions in a given year. We believe that this enables the Company to attract and retain experienced and qualified individuals by rewarding sustained performance with an increasing stake in the long-term success of the Company. Further, we believe that Long Term Incentives, such as Options and RSUs, align executives' personal incentives with those of the Shareholders by permitting such individuals to directly participate in any increase in per share value created by their efforts.

In making its recommendations regarding grants of RSUs and Options to the Named Executive Officers, the Compensation Committee together with management, takes into consideration factors that include the amount and exercise price of previous option grants, the amount of previous RSU grants,  other forms and amounts of compensation in the current and previous fiscal years, the NEOs experience, level of expertise and responsibilities, their historical compensation and performance, and the particular contributions of each NEO towards the completion of corporate transactions during the fiscal year.

Executive Employment Agreements and Management Contracts

The Company has entered into Employment Agreements or Management Agreements with certain of its NEOs, as follows:

Aydin Kilic

Effective August 17, 2021, the Company entered into a consulting agreement with Unimage Enterprises Ltd. ("Unimage"), and Aydin Kilic (the "Unimage Consulting Agreement"), pursuant to which Unimage provides the services of Mr. Kilic to the Company and provides for Mr. Kilic to serve as President and CEO of the Company at the pleasure of the Board. Unimage is controlled by Mr. Kilic. Pursuant to this agreement, the Company paid Unimage a consulting fee of CAD $25,000 per month. On April 1, 2022, this fee was increased to CAD$26,000. Effective July 1, 2025, this fee was increased to CAD$33,333. Under the Unimage Consulting Agreement, Unimage is entitled to a quarterly bonus payment if certain financial targets are met.  As more fully described below under "Potential Payments upon Termination or Change in Control," the Unimage Consulting Agreement provides for severance benefits upon terminations of employment under certain circumstances, including termination by the Company without "cause" or termination by Unimage following a change in control.

Darcy Daubaras

Effective October 1, 2018, we entered into an employment agreement with Darcy Daubaras (the "Daubaras Employment Agreement"), pursuant to which Mr. Daubaras serves as Chief Financial Officer of the Company. Mr. Daubaras' initial salary under the Daubaras Agreement was CAD$180,000. On April 1, 2021, Mr. Daubaras' annual salary was increased to CAD$250,000. On December 1, 2021, Mr. Daubaras' annual salary was increased to CAD$300,000. On April 1, 2022, Mr. Daubaras' annual salary was increased to CAD$312,000. As more fully described below under "Potential Payments upon Termination or Change in Control," the Daubaras Employment Agreement provides for severance benefits upon termination of employment under certain circumstances, including termination by the Company without "cause" or by Mr. Daubaras for "good reason."  The Daubaras Employment Agreement also includes customary provisions regarding confidentiality, non-solicitation, and compliance with the Company's policies.

Gabriel Ibghy

Effective April 19, 2021, the Company and Gabriel Ibghy entered into an employment agreement (the "Ibghy Employment Agreement") pursuant to which Mr. Ibghy serves as the Director of Legal Affairs and Secretary of the Company. Mr. Ibghy's initial salary under the Ibghy Employment Agreement was CAD$150,000. On November 1, 2021, Mr. Ibghy's annual salary was increased to CAD$175,000. On April 1, 2022, Mr. Ibghy's annual salary was increased to CAD$187,000. On September 6, 2022, Mr. Ibghy's annual salary was increased to CAD$250,000. The Ibghy Employment Agreement also includes customary provisions regarding confidentiality, non-solicitation, non-competition, intellectual property right of the Company and compliance with the Company's policies. As more fully discussed below in "Potential Payments upon Termination or Change in Control" the Company and Mr. Ibghy entered into a termination benefits agreement effective as of November 25, 2024, pursuant to which Mr. Ibghy is entitled to compensation upon certain termination or change of control events.

Johanna Thörnblad

Effective February 21, 2021, the Company entered into to a consulting agreement (the "KLSL Consulting Agreement") with Known Lab S.L. ("KLSL"), a company controlled by Johanna Thörnblad, pursuant to which KLSL provides the services of Ms. Thörnblad to the Company, and Ms. Thörnblad serves as President of Bikupa Datacenter AB, a wholly-owned subsidiary of the Company. The Company pays KLSL total fees of €144,000 per year. As more fully discussed below in "Potential Payments upon Termination or Change in Control," the Company and Ms. Thörnblad entered into a termination benefits agreement effective as of November 25, 2024, pursuant to which Ms. Thörnblad is entitled to compensation upon certain termination or change of control events.

Other Benefits and Perquisites

We do not provide excessive perquisites or other personal benefits to our NEOs. NEOs are eligible to participate in a broad range of employee benefit programs in the same manner as non-executive employees.

Tax and Accounting Implications

Tax Considerations of Our Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986 generally limits the tax deductibility of annual compensation paid by public companies for certain executive officers to $1 million.

Accounting for Our Stock-Based Compensation

We account for stock-based payments, including grants under each of our equity compensation plans in accordance with the requirements of FASB ASC Topic 718.

Compensation Governance Practices

Clawback Policy

We have adopted an executive compensation recovery (clawback) policy (the "Clawback Policy") in accordance with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder, and the related Nasdaq Listing Rules.  Under the Clawback Policy, upon a required accounting restatement, any incentive-based compensation (including options or RSUs) received by current or former executive officers during the three years preceding the restatement that exceeded amounts owed based on the restated financials will be recovered by the Company. A copy of the Clawback Policy is filed as Exhibit 97.1 to our Annual Report.

Equity Award Grant Practices and Timing

We do not grant option awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on option award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards.

The Company grants RSUs on a quarterly basis, with each grant typically subject to a one-year vesting period. We believe that this approach has the following advantages:

  Performance is measured across four observation windows per year, reducing the risk that a single quarter (be it strong or weak) improperly distorts the full year incentive outcome. We believe that multiple observation windows also improve executive accountability.
  A one-year vesting period coupled with the quarterly grant structure means our executives hold four overlapping layers of restricted equity at any given moment. Because the value of RSU awards is directly tied to our share price, we believe that continuous exposure to stock, rather than the discrete vesting provided by a typical annual grant program, better incentives management to build sustainable shareholder value.
  Financial, operational and strategic milestones, such as site energization, financings, acquisitions, customer contracts or exahash deployment occur throughout the year. Accordingly, we believe staggered equity grants better correlate with the actual business of HIVE, thereby motivating our executive officers and other employees to execute our business goals and objectives.

  We believe that our base salaries may be somewhat lower compared to peer companies, which allows HIVE to better withstand volatility in operations or cashflow. Our staggered RSU program is designed to supplement base salary, we which we think enables us to attract the high-caliber personnel necessary for our repositioning into high performance computing. Further, we think periodic grants help employee retention, because our executive officers are routinely close to the receipt of equity compensation.

Insider Trading and Anti-Hedging Policy.

Our Insider Trading Policy establishes guidelines with respect to transacting in Company's securities and prohibits directors, employees, consultants and contractors, and certain of their family members, from transacting in Company securities while such person is aware of material non-public information (except pursuant to an approved 10b5-1 trading plan), or from providing such material non-public information to any person who may trade while aware of such information. We also have procedures that require trades by Board members and executive officers to be pre-cleared by the Compliance Officer, as defined in the Insider Trading Policy, before transacting in Company stock.

Additionally, our Insider Trading Policy prohibits covered persons from taking part in short sales, tipping, trading in Company derivatives, or purchasing financial instruments designed to hedge or offset a decrease in the market value of equity securities granted as compensation or held, directly or indirectly, by the officer or director. Prohibited instruments include, without limitation, prepaid variable forward contracts, equity swaps, collars, and units of exchange funds.

Compensation Risk Assessment

Risk management is a consideration of the Compensation Committee when implementing its compensation policies and the Compensation Committee does not believe that the Company's compensation policies result in unnecessary or inappropriate risk-taking including risks that are likely to have a material adverse effect on the Company.

The Board reviews from time to time and at least once annually, the risks, if any, associated with the Company's compensation policies and practices at such time. Implicit in the Board's mandate is that the Company's policies and practices respecting compensation, including those applicable to the Company's executives, be designed in a manner which is in the best interests of the Company and its shareholders and risk implications is one of many considerations which are taken into account in such design.

Compensation by the granting of options and RSUs is both "long term" and "at risk" and, accordingly, is directly linked to the achievement of long-term value creation. As the benefits of such compensation, if any, are not realized by the executive until a significant period of time has passed, the ability of executives to take inappropriate or excessive risks that are beneficial to them from the standpoint of their compensation at the expense of the Company and its shareholders is limited.

The Board closely monitors and considers any risks which may be associated with the Company's compensation policies and practices. Risks, if any, may be identified and mitigated through regular Board meetings during which, financial and other information of the Company are reviewed, and which includes executive compensation. Compensation of the NEOs of the Company is reviewed annually by the Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee:

  Susan B. McGee
  Marcus New
  Dave Perrill, Chair

Summary Compensation Table

The following summary compensation table shows information about the compensation received by our NEOs for services rendered to us during the fiscal years presented.

Name and Principal Position	Year ended March 31	Salary ($)(1)	Bonus ($)(1)	Stock awards ($)(2)	Option awards($)(3)	Non-equity incentive plan compensation ($)	All other compensation ($)(1)(4)	Total compensation ($)
Frank Holmes Executive Chairman	2026	Nil	Nil	4,444,547	Nil	Nil	158,949	4,603,496
	2025	Nil	12,944	4,328,986	Nil	Nil	158,437	4,500,367
	2024	Nil	Nil	Nil	88,574	Nil	160,906	249,480
Darcy Daubaras CFO	2026	225,794	451,589	2,443,126	Nil	Nil	75,000	3,195,509
	2025	224,359	134,616	1,516,860	Nil	Nil	74,997	1,950,832
	2024	231,348	136,139	Nil	332,155	Nil	75,081	774,723
Aydin Kilic, President and CEO	2026	Nil	585,184	4,444,547	Nil	Nil	273,559(5)	5,303,290
	2025	Nil	98,804	2,773,426	Nil	Nil	224,359(5)	3,096,589
	2024	Nil	120,420	643,794	332,155	Nil	231,348(5)	1,327,717
Gabriel Ibghy General Counsel	2026	186,492	343,758	2,222,273	Nil	Nil	Nil	2,752,523
	2025	185,306	35,955	1,414,220	Nil	Nil	Nil	1,635,481
	2024	191,079	46,344	62,732	221,437	Nil	Nil	521,592
Johanna Thörnblad Country President, Sweden	2026	Nil	320,320	2,222,273	Nil	Nil	226,847(6)	2,769,440
	2025	Nil	30,763	1,414,220	Nil	Nil	231,590(6)	1,676,573
	2024	Nil	31,084	92,890	221,437	Nil	230,988(6)	576,399

(1) All amounts paid to our Named Executive Officers were paid in Canadian Dollars (CAD), except for amounts paid to Ms. Thörnblad, that were paid Euros (EUR). CAD amounts in this Annual Report with respect compensation paid to our NEOs has been converted to US Dollars (USD) using the average exchange rate for the applicable fiscal year, as reported by the Bank of Canada, being $1 CAD to $0.7237 USD for the year ended 3/31/2026, being $1 CAD to $0.7191 USD for the year ended 3/31/2025 and being $1 CAD to $0.7415 USD for the year ended 3/31/2024.  EUR amounts in this Annual Report with respect compensation paid to Ms. Thörnblad has been converted to US Dollars (USD) using the average exchange rate for the applicable fiscal year, as reported by the European Central Bank, being 1 EUR to $1.2176 USD for the year ended 3/31/2026, being $1 EUR to $1.2587 USD for the year ended 3/31/2025 and being $1 EUR to $1.17508 USD for the year ended 3/31/2024.

(2) Amounts reported in the Stock Awards column represent the aggregate grant date fair value of share-based awards computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation.

(3) For Option Awards, grant date fair values for Options are calculated using the Black-Scholes option pricing model. The assumptions used in these calculations are set forth in the notes to the Company's consolidated financial statements. These amounts reflect the accounting cost recognized by the Company for these awards and do not correspond to the actual value that may be realized by the NEO.

(4) Mr. Holmes, Mr. Daubaras and Ms. Thörnblad each earn director fees of US $75,000 per year commencing on January 1, 2022, for serving on several of the Corporation's subsidiary company boards.

(5) Mr. Kilic is paid through Unimage Ltd., a company that he controls. For more information, please see the "Executive Employment Agreements and Management Contracts" above.

(6) Ms. Thörnblad is paid through Known Lab S.L., a company that she controls. For more information, see "Executive Employment Agreements and Management Contracts" above.

Grants of Plan-Based Awards Table

The following table shows the equity awards made under our RSU Plan to our NEOs during the fiscal year ended March 31, 2026. (1)

									Stock
									Awards:
									Number of	Grant Date
			Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	Fair Value
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	of Stock
	Award	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards(3)
Name	Type	Date	($)	($)	($)	(#)	($)	($)	(#)	($)
Frank Holmes	RSU(2)	4/17/2025	-	-	-	-	-	-	400,000	596,000
	RSU(2)	7/8/2025	-	-	-	-	-	-	400,000	888,000
	RSU(2)	10/31/2025	-	-	-	-	-	-	400,000	2,080,000
	RSU(2)	3/16/2026	-	-	-	-	-	-	400,000	820,000
Aydin Kilic(1)	RSU(2)	4/17/2025	-	-	-	-	-	-	400,000	596,000
	RSU(2)	7/8/2025	-	-	-	-	-	-	400,000	888,000
	RSU(2)	10/31/2025	-	-	-	-	-	-	400,000	2,080,000
	RSU(2)	3/16/2026	-	-	-	-	-	-	400,000	820,000
Darcy Daubaras	RSU(2)	4/17/2025	-	-	-	-	-	-	200,000	298,000
	RSU(2)	7/8/2025	-	-	-	-	-	-	200,000	444,000
	RSU(2)	10/31/2025	-	-	-	-	-	-	200,000	1,040,000
	RSU(2)	3/16/2026	-	-	-	-	-	-	300,000	615,000
Gabriel Ibghy	RSU(2)	4/17/2025	-	-	-	-	-	-	200,000	298,000
	RSU(2)	7/8/2025	-	-	-	-	-	-	200,000	444,000
	RSU(2)	10/31/2025	-	-	-	-	-	-	200,000	1,040,000
	RSU(2)	3/16/2026	-	-	-	-	-	-	200,000	410,000
Johanna Thörnblad	RSU(2)	4/17/2025	-	-	-	-	-	-	200,000	298,000
	RSU(2)	7/8/2025	-	-	-	-	-	-	200,000	444,000
	RSU(2)	10/31/2025	-	-	-	-	-	-	200,000	1,040,000
	RSU(2)	3/16/2026	-	-	-	-	-	-	200,000	410,000

(1) Mr. Kilic's RSUs were issued to Akilic Ventures Ltd., a corporation that he controls.

(2) All RSUs granted during the fiscal year ended March 31, 2026, vest in fully on the first anniversary of the applicable grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding stock options and stock awards held by each of our NEOs as of March 31, 2026.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#)exercisable	Number of securities underlying unexercised options (#)unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity Incentive Plan Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Market or payout value of unearned shares, units or other rights that have not vested ($)
Frank Holmes	500,000	Nil	1.23	Sep 14, 2027	1,787,500	3,396,250	Nil	Nil
	100,000	Nil	1.09	Feb 10, 2030
	20,000	Nil	5.14	Jul 6, 2028
Darcy Daubaras	100,000	Nil	CAD$1.35	Dec 21, 2028	956,250	1,816,875	Nil	Nil
	100,000	Nil	CAD$1.45	Feb 10, 2030
	75,000	Nil	CAD$6.86	Jul 6, 2028
Aydin Kilic	180,000(5)	Nil	CAD$18.50	Oct 7, 2031	1,750,000	3,325,000	Nil	Nil
	72,000(5)	Nil	CAD$5.66	Aug 26, 2027
	75,000(5)	Nil	CAD$6.86	Jul 6, 2028
Gabriel Ibghy	20,000	Nil	CAD$18.50	Apr 29, 2031	845,000	1,605,500	Nil	Nil
	50,400	Nil	CAD$5.66	Aug 26,2027
	50,000	Nil	CAD$6.86	Jul 6, 2028
Johanna Thörnblad	20,000	Nil	20.03	Apr 6, 2031	845,000	1,605,500	Nil	Nil
	10,000	Nil	16.61	Dec 8, 2031
	50,400	Nil	4.36	Aug 26, 2027
	50,000	Nil	5.14	Jul 6, 2028

The table below reflects information for the fiscal year ended March 31, 2026 concerning the vesting of previously granted RSUs for each of the NEOs specified in the table below. The value of the shares represented by the vesting of RSUs is based on the closing price of our common stock on the date of vesting or, if vesting occurred on a non-trading day, the previous trading day's close. No options were exercised by any NEO during the fiscal year ended March 31, 2026

NEO Name	Number of Shares acquirable on vesting(1)	Value realised on vesting ($)(1)
Frank Holmes (2)	1,018,125	3,035,956
Darcy Daubaras (3)	359,375	1,038,619
Aydin Kilic(4)(5)	655,625	2,045,831
Gabriel Ibghy(6)	340,625	954,881
Johanna Thörnblad(7)	340,625	954,881

(1) Each RSU represents the right, upon settlement, to receive one (1) Common Share. As permitted by our RSU Plan, our NEOs may defer settlement and conversion into Common Shares to a later date. The values presented in these columns assume that all RSUs were converted into Common Shares as of the applicable vesting date.

(2) Of the 1,018,125 RSUs granted to Mr. Holmes that vested during Fiscal 2026, nil were converted into Common Shares.

(3) Of the 359,375 RSUs granted to Mr. Daubaras that vested during Fiscal 2026, nil were converted into Common Shares.

(4) Mr. Kilic's RSUs were granted to Akilic Ventures Ltd., a company that he controls.

(5) Of the 655,625 RSUs granted to Mr. Kilic through Akilic Ventures that vested during Fiscal 2026, 655,625 were converted into Common Shares.

(6) Of the 340,625 RSUs granted to Mr. Ibghy that vested during Fiscal 2026, nil were converted into Common Shares.

(7) Of the 340,625 RSUs granted to Ms. Thörnblad that vested during Fiscal 2026, nil were converted into Common Shares.

Potential Payments Upon Termination or Change in Control

As more fully described below, the following scenarios may trigger payments to NEOs: termination without cause, termination for good reason, termination following a change in control, death, or disability.

Payments under Employment Agreements, Management Contracts, and Other Termination Benefits Agreements

Aydin Kilic

Pursuant to the Unimage Consultant Agreement, in the event the Company terminates the Agreement without cause, or Unimage terminates the Agreement for any reason within ninety (90) days following a change of control, the Company shall pay to Unimage CAD$300,000 plus applicable taxes, and shall grant to Unimage the Stock Options and RSUs which would otherwise have been received by Mr. Kilic pursuant to the agreement during the one year period following the date of termination.

Darcy Daubaras

Pursuant to the Daubaras Employment Agreement, Mr. Daubaras is entitled to compensation from the Company in the event of termination without cause in the amount equal to one month’s salary for every full year of employment. The Daubaras Employment Agreement also provides that if, within 12 months of a change of control of the Company, Mr. Daubaras is terminated without cause or resigns for "good reason," (as defined under the Daubaras Employment Agreement), Mr. Daubaras will be entitled to receive a lump sum payment equal to 12 months of his annual salary and all Options granted to him will immediately accelerate, vest, and become fully exercisable.

Gabriel Ibghy

On November 25, 2024, the Company and Mr. Ibghy entered into a termination benefits agreement (the "Ibghy TBA") Under the Ibghy TBA, if (i) Mr. Ibghy is terminated by the Company without cause, or (ii) following a change of control,  Mr. Ibghy terminates his employment agreement within six months, or (iii) the Company terminates the Ibghy TBA, Mr. Ibghy is entitled to cash compensation in an amount equal to sixteen (16) times the sum of  the monthly base salary at the time of termination, plus the average of any annual cash bonus paid in the past two years divided by twelve, payable in one lump sum. In addition, all unvested and unexercised Options and RSUs granted to him will immediately accelerate, vest and be fully exercisable, to the extent permitted under the RSU Plan.

Johanna Thörnblad

On November 25, 2024, the Company and Ms. Thörnblad entered into a termination benefits agreement (the "Thörnblad TBA") Under the Thörnblad TBA, if Ms. Thörnblad is terminated by the Company without cause, or (ii) following a change of control, Ms. Thörnblad terminates her employment agreement within six months, or (iii) the Company terminates the Thörnblad TBA, Ms. Thörnblad is entitled to cash compensation in an amount equal to twelve (12) times the sum of  the monthly base salary at the time of termination, plus the average of any annual cash bonus paid in the past two years divided by twelve, payable in one lump sum. In addition, all unvested and unexercised Options and RSUs granted to Ms. Thörnblad will immediately accelerate, vest and become fully exercisable, to the extent permitted under the RSU Plan.

Treatment of RSUs

The RSU Plan and RSU award agreements thereunder provide that, at the discretion of the Board, vesting schedules may be accelerated or adjusted in connection with certain termination and "change in control" events. The RSU Plan is available generally to all salaried employees, and the terms of the RSU Plan and RSU award agreements thereunder do not discriminate in favor of executive officers of the Company, in scope, terms, or operation.

  In the case of an NEO's termination without cause, or termination due to death or disability, a pro-rata portion of each unvested RSU award will be accelerated as of the date of termination. For each such unvested RSU award, the pro-rata portion will be determined by reference to the number of the total number of RSUs originally awarded multiplied by the ratio of (x) the number of calendar months that have elapsed from the vesting commencement date through the date of an NEO's termination of continuous service divided by (y) the total number of calendar months required for full vesting, minus the number of RSUs subject to the award that have already vested, if any.
  In the case of a change in control, all unvested RSUs outstanding will immediately accelerate, to the extent permitted under the RSU Plan.

Under the RSU Plan, the term a change in control is defined to include: (i) any transaction whereby a person or group of persons acting jointly or in concert acquires beneficial ownership or control of 20% or more of the voting securities of the Company; (ii) the sale, assignment, or other transfer of all or substantially all of the assets of the Company (other than a sale, assignment, or transfer to a subsidiary of the Company); (iii) an amalgamation, arrangement or other form of business combination of the Company with another company which results in the holders of voting securities of that other company holding, in the aggregate, 50% or more of all outstanding voting securities of the Company (including a merged or successor company) resulting from the business combination; or (iv) a majority of the directors elected at any annual or special meeting of shareholders of the Company are not individuals nominated by the Company's then-incumbent Board.

The following describes the estimated potential payments and benefits under the Company's compensation and benefit plans and contractual agreements to which the Named Executive Officers would have been entitled if a termination of employment or change of control occurred on March 31, 2026. The actual amounts to be paid out can only be determined at the time of the Named Executive Officer's departure from the Company. The dollar amounts reported in the table below do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the Named Executive Officers. The amounts reported assume payment of all previously earned and unpaid salary, vacation pay and short term and long-term incentive awards.

Name		Termination due to death or disability or without cause (no change in control)(1)	Termination without cause or for good reason following a change in control(3)	Resignation by NEO following a change in control(without good reason)(3)
Frank Holmes	Severance	-	-	-
	Value of Accelerated Equity (4)	$1,559,583	$3,396,250	$3,396,250
	Benefit Total:	$1,559,583	$3,396,250	$3,396,250
Aydin Kilic	Severance	$217,110	$217,110	$217,110
	Value of Accelerated Equity(4)(5)	$1,551,667	$3,325,000	$3,325,000
	Benefit Total:	$1,768,777	$3,542,110	$3,542,110
Darcy Daubaras	Severance	$111,914	$223,829	-
	Value of Accelerated Equity (4)	$771,875	$1,816,875	$1,816,875
	Benefit Total:	$883,789	$2,040,704	$1,816,875
Gabriel Ibghy(5)(6)	Severance	$292,938	$292,938	$292,938
	Value of Accelerated Equity (4)	$1,605,500	$1,605,500	$1,605,500
	Benefit Total:	$1,898,438	$1,898,438	$1,898,438
Johanna Thörnblad(7)	Severance	$266,217	$266,217	$226,217
	Value of Accelerated Equity (4)	$1,605,500	$1,605,500	$1,605,500
	Benefit Total:	$1,871,717	$1,871,717	$1,871,717

(1) Represents the RSUs that would be subject to accelerated vesting if, following the termination without cause, termination due to death or disability (without a change of control), the board of directors exercised its discretion to accelerate the vesting outstanding RSU award agreements in accordance with Sections 3.2 and 4.10 of the RSU Plan, assuming the vesting acceleration took place on March 31, 2026.

(2) Represents the value of RSUs that would be subject to accelerated vesting, if following a change of control (without an associated termination of the NEO's employment), the board of directors exercised its discretion to accelerate the vesting of outstanding RSU award agreements in accordance with Sections 3.2 and 4.7 of the RSU Plan, assuming the vesting acceleration took place on March 31, 2026.

(3) Represents the value of RSU vesting that would be subject to accelerated vesting, if following a change of control (with an associated termination of the NEO's employment), the board of directors exercised its discretion to accelerate the vesting of outstanding RSU award agreements in accordance with the RSU Plan, assuming the vesting acceleration took place on March 31, 2026.

(4) The value of equity grants subject to accelerated vesting is based on the closing price of $1.90 per Common Share on March 31, 2026.

(5) Excludes stock options that would have been out of the money, assuming vesting acceleration took place on March 31, 2026.

(6) The amounts payable to Mr. Ibghy under the column heading "Termination due to death or disability or without cause (no change in control)" reflect compensation payable to Mr. Ibghy if the Ibghy TBA had been terminated on March 31, 2026 due to an associated termination of the Ibghy Employment Agreement.

(7) The amounts payable to Ms. Thörnblad under the column heading "Termination due to death or disability or without cause (no change in control)" reflect compensation payable to Ms. Thörnblad if the Thörnblad TBA had been terminated on March 31, 2026 due to an associated termination of the KLSL Consulting Agreement.

Non-Employee Director Compensation

All directors who are not considered permanent management of the Company receive a director's fee every quarter in the amount of CAD$25,000. Since August 31, 2018, all directors (including directors who serve as interim management) have also received meeting fees in the amount of CAD$2,000 per meeting for Board Meeting attendance due to the increased participation of the directors during the period of interim management. Options and RSUs are granted to the directors of the Company as an incentive and compensation for their time and efforts provided to the Company.

The total compensation of our non-employee directors for the year ended March 31, 2026 is shown in the table below:

Name	Fees paid or earned in cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Pension value ($)	All other compensation ($)	Total compensation ($)
Marcus New(2)	83,949	1,114,498	Nil	Nil	Nil	Nil	1,198,447
Dave Perrill(2)	83,949	1,114,498	Nil	Nil	Nil	Nil	1,198,447
Susan B. McGee(2)	83,949	1,114,498	Nil	Nil	Nil	Nil	1,198,447

(1) The amounts under the "Stock Awards" column represents the aggregate grant date fair value of the RSUs granted to each non-employee director during the fiscal year ended March 31, 2026, with such aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Our non-employee directors are paid in Canadian Dollars (CAD).  CAD amounts in this Annual Report with respect to compensation paid to our non-employee directors have been converted to US Dollars (USD) using the average exchange rate for the applicable fiscal year, as reported by the Bank of Canada, being $1 CAD to $0.7237 USD for the year ended 3/31/2026.

The following table shows the numbers of RSUs and grant date fair value for each RSU grant made to our non-employee directors during the fiscal year ended March 31, 2026.

	Grant Date(1)	Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards ($)(2)
Susan B. McGee	4/17/2025	100,000	147,949
	7/8/2025	100,000	221,554
	10/31/2025	100,000	520,782
	3/16/2026	100,000	220,853
Marcus New	4/17/2025	100,000	147,949
	7/8/2025	100,000	221,554
	10/31/2025	100,000	520,782
	3/16/2026	100,000	220,853
Dave Perrill	4/17/2025	100,000	147,949
	7/8/2025	100,000	221,554
	10/31/2025	100,000	520,782
	3/16/2026	100,000	220,853

(1) All RSUs granted to the non-employee directors during the year ended March 31, 2026, vest on the first anniversary of the applicable grant date.

(2) Amounts reported in the Stock Awards column represent the aggregate grant date fair value of share-based awards computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation.

The Company's directors and officers are covered under directors' and officers' liability insurance policies. As at March 31, 2026, the coverage amount applicable to the Corporate Directors and Officers Liability the policy limit was $15,000,000 per claim and aggregate and Side A DIC (Difference in Conditions) of $5,000,000 excess of underlying $15,000,000 per claim and aggregate. The Corporate D&O Policy retentions are $2,500,000 per claim including securities claims.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are required to provide information regarding the relationship between the annual total compensation of our median employee (excluding our CEO) and the total annual compensation for our principal executive officer, Aydin Kilic for the fiscal year ended March 31, 2026.

Consistent with SEC rules, we captured all full-time, part-time, and temporary employees globally as of March 31, 2026. We identified the median employee using the annualized base salary and bonuses as of March 31, 2026, in addition to the aggregate fair market value of equity bonuses awarded during the most recent fiscal year. For purposes of this disclosure, we converted employee compensation from local currency to U.S. dollars using the exchange rate on March 31, 2026. We did not exclude from the calculation of the median employee any employees pursuant to any of the exemptions permitted by SEC rules. We did not apply any cost-of-living adjustments as part of the calculation.

For the March 31, 2026, fiscal year, the annual total compensation for the median employee (excluding our CEO) was $577,714 and annual total compensation for our CEO was $5,316,734. The annual total compensation of the median employee and the annual total compensation of the CEO were calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

Based on this information, we estimate that the ratio of the annual total compensation of our CEO to the annual total compensation of the median employee was 9.2 to 1.

We believe the pay ratio is a reasonable estimate calculated in a manner consistent with applicable SEC rules based on our internal payroll and employment records and the methodology described above. However, because the SEC rules for identifying the median employee and calculating the pay ratio based on that employee's annual total compensation allow companies to adopt a variety of methodologies, to apply certain exemptions and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices, and may utilize different methodologies, exemptions, estimates and assumptions in calculating their own pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plan information.

The following table provides certain information as of March 31, 2026 with respect to all of our compensation plans in effect on that date under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding Options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders
Stock Option Plan	1,783,800 850,400	CAD$6.93 $3.47	(1)
RSU Plan	15,152,762		(1)
Equity compensation plans not approved by securityholders	Nil
TOTALS:	17,786,962		8,147,849

(1) Under the Stock Option Plan and the RSU Plan, collectively, the number of shares reserved for issuance may not exceed 10% of the total number of issued and outstanding shares and, to any one optionee, may not exceed 5% of the issued shares on a yearly basis.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of July 27, 2026, with respect to the beneficial ownership of our Common Shares by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Shares, (ii) by each of our current directors and named executive officers as identified herein, and (iii) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or other rights (as set forth above) held by that person that are exercisable as of July 27, 2026, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 7900 Callaghan Road, Suite 128, San Antonio, Texas 78229.

	Number of Shares Beneficially Owned	Approximate Percentage of Shares Beneficially Owned
Director and Executive Officer Name
Frank E. Holmes(1)	3,138,125	1.14%
Susan B. McGee(2)	132,500	*
Marcus New(3)	1,233,500	*
Dave Perrill(4)	132,500	*
Aydin Kilic(5)	1,945,077	*
Darcy Daubaras(6)	1,130,775	*
Gabriel Ibghy(7)	959,895	*
Johanna Thörnblad(8)	833,971	*
All Directors and Executive Officers as a Group (12 persons)	10,776,134	3.9%

* Percentage of shares beneficially owned does not exceed 1.0% of our outstanding shares of common stock.

(1)  Mr. Holmes’ beneficial ownership includes: (i) 425,000 shares owned directly, (ii) 620,000 shares issuable upon the exercise of options that may be settled within 60 days and (iii) 2,093,125 shares issuable upon the conversion of restricted share units that may be settled within 60 days.

(2)  Ms. McGee’s beneficial ownership includes: (i)100,000 shares owned directly, (ii) 20,000 common shares issuable upon the exercise of options that may be settled within 60 days and (iii) 12,500 shares issuable upon the conversion of restricted share units that may be settled within 60 days.

(3)  Mr. New’s beneficial ownership includes 6,000 shares owned directly, and 220,000 common shares held indirectly through ROI Capital Ltd. (“ROI”). The New Family Trust (the "Trust") is the sole shareholder of ROI, and Mr. New is a trustee of the Trust. Mr. New’s beneficial ownership also includes the following shares that may be settled within 60 days: (i) direct ownership of 570,000 shares issuable upon the exercise of options and (ii) indirect ownership of 437,500 shares issuable upon the conversion of restricted share units held by ROI Capital.

(4)  Mr. Perrill’s beneficial ownership includes: (i) 100,000 shares owned directly, (ii) 20,000 shares issuable upon the exercise of options that may be settled within 60 days and (iii) 12,500 shares issuable upon the conversion of restricted share units that may be settled within 60 days.

(5)  Mr. Kilic’s beneficial ownership includes the direct ownership of 300 shares, the indirect ownership of 1,200 shares through Unimage Enterprises Ltd., an entity he controls, and indirect ownership of 1,566,577 shares through Akilic Ventures Ltd., an entity he controls. Mr. Kilic’s beneficial ownership also includes the following shares that may be settled within 60 days: (i) indirect ownership of 327,000 shares issuable upon exercise of options held by Akilic Ventures Ltd., and (ii) indirect ownership of 50,000 shares issuable upon the conversion of restricted share units held by Akilic Ventures Ltd.

(6)  Mr. Daubaras’ beneficial ownership includes: (i) 58,900 shares owned directly, (ii) 275,000 shares issuable upon the exercise of options that may be settled within 60 days and (ii) 796,875 shares issuable upon the conversion of RSUs that may be settled within 60 days.

(7)  Mr. Ibghy’s beneficial ownership includes: (i) 3,908 shares owned directly, (ii) 120,400 shares issuable upon the exercise of options that may be settled within 60 days and (ii) 835,587 shares issuable upon the conversion of restricted share units that may be settled within 60 days.

(8)  Ms. Thörnblad beneficial ownership includes: (i) 138,571 shares owned directly, (ii) 130,400 shares issuable upon exercise of options that may be settled within 60 days and (ii) 565,000 shares issuable upon the conversion of restricted share units that may be settled within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no "Related Party Transactions" since April 1, 2025. Related Party Transactions are transactions (or a series of similar transactions) in which the Company is a participant, the amount involved exceeds $120,000, and a "Related Party" had, has or will have a direct or indirect material interest (other than Board or executive officer compensation arrangements specified in Item 404 of Regulation S-K under the Securities Act). "Related Parties" are HIVE's directors, director nominees, executive officers, beneficial owners of more than 5% of our Common Shares, any immediate family members of the foregoing and any firm, corporation, charitable organization or other entity in which any of the persons listed above is an officer, general partner or principal or in a similar position or in which such person has a beneficial ownership interest of 10% or more.

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. Based upon information requested from and provided by each director concerning such director's background, employment and affiliations, including family relationships, the Board determined that each of our directors, with the exception of Frank Holmes, is an "independent director" as defined under applicable Nasdaq rules, including, in the case of all the members of the Audit Committee of the Board, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of the Compensation Committee of the Board, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, the Board considered the relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining each director's independence.

In addition, our Board of directors has determined that each member of the Audit Committee, Compensation Committee and Corporate Governance Committee meets the applicable Nasdaq and SEC rules and regulations regarding "independence" and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company.

Item 14. Principal Accountant Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended March 31, 2026		For the Year ended March 31, 2025
Audit Fees(1)	CAD$	675,000	CAD$	975,000
Audit-Related Fees(2)	CAD$	141,075	CAD$	174,000
Tax Fees(3)	CAD$	Nil	CAD$	Nil
All Other Fees(4)	CAD$	200,500	CAD$	110,000
Total	CAD$	1,016,575	CAD$	1,259,000

(1) Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under "Audit Fees." These services consisted primarily of file quality review fees and fees for the review of quarterly financial statements, related documents and consent letters.

(3) Tax fees consist of fees billed for tax compliance, tax advice and tax planning professional services. These services included reviewing tax returns and assisting in responses to government tax authorities.

(4) All other fees consist of fees billed for all other services including permitted due diligence services related to a potential business combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the Audit Committee charter. During the fiscal years ended March 31, 2026 and 2025, all services performed by our independent registered public accounting firm for us and our subsidiaries have been pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits

(a) The following documents are filed as part of the Original Form 10-K filed with the SEC on June 2, 2026:

(1) Consolidated Financial Statements. Our Consolidated Financial Statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report.

(2)  Financial Statement Schedules. Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)Exhibits:

The following exhibits are filed as part of this Amendment:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Notice of Articles and Articles	F-3	333-291676	3.1	11/20/2025
3.2	Amended Articles	8-K	001-40398	3.1	5/11/2026
4.1	Description of Securities	10-K	001-40398	4.1	6/2/2026
4.2	Indenture dated April 21, 2026 by and among HIVE Digital Technologies Ltd., HIVE Bermuda 2026 Ltd. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-40398	4.1	4/21/2026
4.3	Form of 0% Exchangeable Senior Note due 2031 (included in Exhibit 4.2)	8-K	001-40398	4.2	4/21/2026
10.1†	Incentive Stock Option Plan dated July 15, 2017, as amended November 16, 2022	10-K	001-40398	10.1	6/2/2026
10.2†	2023 Restricted Share Unit Plan	10-K	001-40398	10.2	6/2/2026
10.3†	Consulting Agreement between the Company and Unimage Enterprises Limited	10-K	001-40398	10.3	6/2/2026
10.4†	Employment Agreement between the Company and Darcy Daubaras	10-K	001-40398	10.4	6/2/2026
10.5†	Employment Agreement between the Company and Gabriel Ibghy	10-K	001-40398	10.5	6/2/2026
10.6†	Consulting Agreement between the Company and Know Labs S.L.	10-K	001-40398	10.6	6/2/2026
10.7†	Termination Benefits Agreement between the Company and Johanna Thörnblad	10-K	001-40398	10.7	6/2/2026
10.8†	Termination Benefits Agreement between the Company and Gabriel Ibghy	10-K	001-40398	10.8	6/2/2026
10.9	Form of Capped Call Confirmation	8-K	001-40398	10.1	4/21/2026
10.10	Equity Distribution Agreement	6-K	001-40398	1.1	11/26/2025
19.1	Insider Trading Policy	10-K	001-40398	19.1	6/2/2026
21.1	List of Subsidiaries	10-K	001-40398	21.1	6/2/2026
23.1	Consent of Davidson & Company LLP	10-K	001-40398	23.1	6/2/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40398	31.1	6/2/2026
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-40398	31.2	6/2/2026
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40398	32.1	6/2/2026
32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-40398	32.3	6/2/2026
97.1	Clawback Policy	40-F	001-40398	97.1	6/25/2025
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: July 29, 2026
	By:	/s/ Aydin Kilic
Aydin Kilic President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of July 29, 2026.

Signature	Title

/s/ Frank Holmes Frank Holmes	Director & Executive Chairman

/s/ Aydin Kilic Aydin Kilic	President & CEO (Principal Executive Officer)

/s/ Darcy Daubaras Darcy Daubaras	Chief Financial Officer (Principal Financial Officer)

/s/ Dave Perrill Dave Perrill	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Marcus New Marcus New	Director