Form 10-Q
period 2026-06-30
HIVE Digital Technologies Ltd.
filed 2026-08-14
CIK 1720424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40398

HIVE DIGITAL TECHNOLOGIES LTD.

(Exact name of registrant as specified in its charter)

British Columbia	98-1831411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 128, 7900 Callaghan Road San Antonio, Texas	78229
(Address of principal executive offices)	(Zip Code)

604-664-1078

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HIVE	The Nasdaq Stock Market LLC

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

As of August 14, 2026, the registrant had 274,277,338 shares of its common stock outstanding.

2

GENERAL MATTERS

As used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this "Quarterly Report"), the terms "we," "us," "our," the "Company," the "Registrant," and "HIVE," refer to HIVE Digital Technologies Ltd., a British Columbia corporation, and its consolidated subsidiaries, unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in Part I, Item 1A, "Risk Factors" in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the "Annual Report") and in Part II, Item 1.A, "Risk Factors" of this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this Quarterly Report, some of which are commonly used in the data center, digital infrastructure, and cryptocurrency mining industries:

AI:	Artificial intelligence.
ANDE:	Refers to the Administración Nacional de Electricidad ("ANDE"), Paraguay's state-owned utility responsible for the generation, transmission, and distribution of electricity nationwide.
ASIC:	ASIC is an acronym for application-specific integrated circuit, a microchip designed for a special application, such as a particular kind of transmission protocol or a hand-held computer. In the context of digital currency mining, ASICs have been designed to solve specific hashing algorithms efficiently, including for Bitcoin mining.
Bitcoin or BTC:	Bitcoin refers to the native token of the Bitcoin Network which utilizes the SHA-256 algorithm. Bitcoin is a peer-to-peer payment system and the digital currency of the same name which uses open-source cryptography to control the creation and transfer of such digital currency.
Bitcoin Network:	The network of computers running the software protocol underlying Bitcoin and which network maintains the database of Bitcoin ownership and facilitates the transfer of Bitcoin among parties.
Bitmain:	Bitmain Technologies Ltd., a leading supplier of ASIC hardware (under the brand name Antminer) which designs and manufacturers high-performance computing chips and software.
Blockchain:	An immutable, decentralized transaction ledger which records transactions, such as financial transactions in cryptocurrency, in chronological order. Bitcoin and Ethereum are examples of well-known and widely distributed blockchains.
Boden Tech:	Boden Technologies AB.

3

CAD$ or C$:	Canadian Dollar.
EH/s:	Exahashes per second. A unit of measurement equal to one quintillion (10¹⁸) hashes per second, used to measure the computational power (hashrate) applied to Bitcoin Mining.
FPPS:	FPPS, also referred to as Full Pay-Per-Share is a Bitcoin mining reward model where miners receive a fixed payout for each share submitted, covering both block rewards and transaction fees. The mining pool assumes the risk of block variability and pays miners regardless of actual block discovery, offering predictable earnings.
GPU:	GPU refers to a graphics processing unit; a programmable logic chip (processor) specialized for display functions and effective at solving digital currency hashing algorithms.
Hash:	Means the output of a hash function, i.e. the output of the fundamental mathematical computation of a particular cryptocurrency's computer code which miners execute, and "Gigahash" and "Petahash" mean, respectively, 1x109 Hashes and 1x1015 Hashes.
HPC:	High-performance computing
Hashprice:	Hashprice refers to the daily revenue Bitcoin miners can expect to earn per unit of computational power and is typically measured in dollars per TeraHash per second per day ($/TH/s/day).
Hashrate:	Hashrate is a measure of mining power whereby the expected income from mining is directly proportional to a miners hashrate normalized by the total hashrate of the network.
HIVE Paraguay Valenzuela Facility:	The Company's facility located in Valenzuela, Paraguay.
HIVE Paraguay Yguazú Facility:	The Company's facility located in Yguazú, Paraguay.
HIVE Toronto Facility:	The Company's facility located on Toronto, Ontario Canada acquired by HIVE in September 2025.
J/TH:	Joules per terahash (a common industry measure of electrical efficiency in an ASIC).
Mining:	Mining refers to the provision of computing capacity to secure a distributed network by creating, verifying, publishing and propagating blocks in the blockchain in exchange for rewards and fees denominated in the native token of that network (i.e. Bitcoin or Ethereum, as applicable).
MW:	Megawatts.
NASDAQ:	Nasdaq's Capital Markets Exchange.
Network Difficulty:	Refers to the measure of how difficult it is to find a Hash below a given target.

4

PH/s:	Petahash per second.
SEK:	Swedish Krona.
SHA -256:	SHA-256 is a cryptographic Hash algorithm. SHA-256 generates an almost-unique 256-bit (32-byte) signature for a text. The most well-known cryptocurrencies that utilize the SHA-256 algorithm are Bitcoin and Bitcoin cash.
Tier-I Data Facility or Tier-I Data Center:	A Tier-I data facility has a single path for power and cooling, and few, if any, redundant and backup components. It has an expected uptime of 99.671% (28.8 hours of downtime annually).
Tier-III Data Facility:	A Tier-III data facility is a concurrently maintainable facility with multiple active power and cooling paths, allowing for planned maintenance without downtime. Such facilities feature "N+1 redundancy," meaning they maintain backup components to handle failures or maintenance, and guarantee uptime of 99.982% (1.6 hours of downtime annually).
U.S. GAAP:	U.S. Generally Accepted Accounting Principles.

5

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIVE Digital Technologies Ltd.

Condensed Interim Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025
(In thousands of U.S. dollars)

(Unaudited)

HIVE Digital Technologies Ltd.
Contents

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Balance Sheets (expressed in thousands of United States dollars) (Unaudited)

As at	Note	June 30, 2026	March 31, 2026

Assets
Current assets
Cash and cash equivalents		$208,039	$23,113
Amounts receivable and prepaids, net	5	18,887	15,566
Derivative asset	10	30,994	606
Investments	4	10,858	9,741
Digital currencies	6	11,248	10,822
Total current assets		280,026	59,848

Property, plant and equipment, net	7	453,154	480,476
Long term receivables, net	5	2,051	2,147
Deposits, net	8	82,998	53,579
Right of use assets	15	106,411	43,096
Total assets		$924,640	$639,146

Liabilities
Current liabilities
Accounts payable and accrued liabilities	9, 16	$118,403	$27,045
Current portion of lease liability	15	12,216	12,368
Current portion of loans payable	12	1,460	1,460
Term loan	13	1,600	2,038
Current portion of mortgage payable	14	162	143
Warrant liability	11, 25	2,154	413
Current income tax liability	19	7,059	10,968
Total current liabilities		143,054	54,435

Convertible loan - liability component	10	234,872	-
Loans payable	12	9,457	9,497
Lease liability	15	96,237	31,212
Mortgage payable	14	18,300	14,348
Deferred tax liability		21	295
Total liabilities		501,941	109,787

Equity
Share capital	18	-	-
Additional paid in capital		981,154	944,048
Accumulated other comprehensive income		6,762	7,621
Accumulated deficit		(565,217)	(422,310)
Total equity		422,699	529,359

Total liabilities and equity		$924,640	$639,146

On behalf of the board:

"Frank Holmes"	"Marcus New"
Director	Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

HIVE Digital Technologies Ltd.
Condensed Interim Consolidated Statements of
(Loss) Income and Comprehensive (Loss) Income
(expressed in thousands of United States dollars except per share amounts)
(Unaudited)

		Three months ended
For the	Note	June 30, 2026	June 30, 2025

Revenue from digital currency mining		$72,060	$40,797
High performance computing		7,060	4,814
		79,120	45,611

Cost of sales
Operating and maintenance costs	23	(53,877)	(28,983)
High performance computing service fees		(1,055)	(809)
Depreciation		(53,678)	(22,011)
		(29,490)	(6,192)

Net realized and unrealized (loss) gain on digital currencies		(809)	23,161

Operating expenses
Selling, general, administrative expenses	22	(9,021)	(5,750)
Foreign exchange (loss) gain		(2,874)	2,872
Stock-based compensation	19	(7,082)	(5,750)
Total operating expenses		(18,977)	(8,628)

Unrealized gain on investments		1,277	8,172
Change in fair value of derivatives	25	(7,062)	16,436
Non-cash provision for regulatory liabilities	16	(84,650)	-
Recovery of sales tax receivables	5	-	1,367
(Loss) gain on sale of equipment		(960)	1,312
Other income		675	325
Finance expense	21	(1,336)	(288)
(Loss) income from operations		(141,332)	35,665

Tax expense		(1,575)	(649)
Net (loss) income after tax		(142,907)	35,016

Other comprehensive income (loss)
Translation adjustment		(859)	1,856

Net (loss) income and comprehensive (loss) income		$(143,766)	$36,872

Basic (loss) income per share		$(0.54)	$0.19
Diluted (loss) income per share		$(0.54)	$0.18

Weighted average number of common shares outstanding
Basic	20	266,251,300	182,007,767
Diluted	20	266,251,300	192,827,179

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Statements of Changes in Equity (expressed in thousands of United States dollars except share amounts) (Unaudited)

Equity	Note	Common shares issued	Amount	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity

Balance, March 31, 2025		165,615,186	$-	$716,708	$6,291	$(273,862)	$449,137
Share-based compensation	19	-	-	5,750	-	-	5,750
Shares offering		38,109,822	-	68,169	-	-	68,169
Issuance costs		-	-	(145)	-	-	(145)
Exercise of options		600,000	-	738	-	-	738
Net income		-	-	-	-	35,016	35,016
Translation adjustment		-	-	-	1,856	-	1,856
Balance, June 30, 2025		204,325,008	$-	$791,220	$8,147	$(238,846)	$560,521

Balance, March 31, 2026		259,348,106	$-	$944,048	$7,621	$(422,310)	$529,359
Share-based compensation	19	-	-	7,082	-	-	7,082
Shares offering		9,855,902	-	30,180	-	-	30,180
Vesting of restricted stock units		1,797,375	-	-	-	-	-
Issuance costs		-	-	(156)	-	-	(156)
Net loss		-	-	-	-	(142,907)	(142,907)
Translation adjustment		-	-	-	(859)	-	(859)
Balance, June 30, 2026		271,001,383	$-	$981,154	$6,762	$(565,217)	$422,699

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Statements of Cash Flows (expressed in thousands of United States dollars) (Unaudited)

	Three months ended
As at	June 30, 2026	June 30, 2025

Cash flows from operating activities
Net (loss) income for the period	$(142,907)	$35,016
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Revenue recognized from digital currency mined	(72,060)	(40,797)
Proceeds from sale of digital currency	65,803	66,447
Revaluation of digital currency	809	(23,161)
Depreciation	53,678	22,011
Non-cash lease expense	4,966	2,484
Unrealized gain on investments	(1,277)	(8,172)
Change in fair value of derivatives	7,062	(16,436)
Non-cash provision for regulatory liabilities	84,650	-
Recovery of sales tax receivables	-	(1,367)
Loss (gain) on sale of mining assets	960	(1,312)
Income tax expense	1,575	649
Accretion on convertible debt	211	138
Share-based compensation	7,082	5,750
Interest expense	438	72
Unrealized foreign exchange	(540)	(2,832)
Lease payments on operating leases	(4,120)	(867)

Changes in non-working capital items
Amounts receivable and prepaids	(3,225)	(17,941)
Accounts payable and accrued liabilities	952	(9,454)
Net cash provided by operating activities	4,057	10,228

Cash flows from investing activities
Deposits on equipment	(27,527)	(15,978)
Purchases of investments	-	(126)
Proceeds on disposal of equipment	1,574	1,475
Purchase of equipment	(3,456)	(31,379)
Purchase of property	(14,745)	-
Payment of security deposits	(3,964)	(15,948)
Net cash used in investing activities	(48,118)	(61,956)

Cash flows from financing activities
Proceeds from exercise of options	-	738
Term loan payments	(411)	(410)
Shares offering	30,026	68,024
Repayment of loans	(216)	-
Repayment of acquisition loan payable	-	(15,500)
Issuance of debentures	199,163	-
Net cash provided by financing activities	228,562	52,852

Effects of exchange rate changes on cash	425	102

Net change in cash during the period	$184,926	$1,226

Cash and cash equivalents
Beginning of the period	23,113	23,375
End of the period	$208,039	$24,601

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

1. Nature of Operations

HIVE Digital Technologies Ltd. (the "Company") is in the business of providing infrastructure solutions, including operating Tier-1 and Tier-3 data centers, the computing power of which is used for high performance computing ("HPC") and generating hashrate which is sold to mining pools that use the hashpower for "the mining of cryptocurrencies".  The Company's operations fund the Company's ongoing investing and expansion activities. Digital currencies are subject to risks unique to the asset class and different from traditional assets. Additionally, the Company may at times hold assets with third party custodians or exchanges that are limited in oversight by regulatory authorities.

The Company was incorporated in the province of British Columbia and is a reporting issuer in each of the Provinces and Territories of Canada. The Company is listed for trading on the Nasdaq's Capital Markets Exchange under "HIVE", and on the Colombian Stock Exchange under "HIVECO". Effective May 12, 2026, the Company completed its efforts to list on the Toronto Stock Exchange ("TSX") under the symbol "HIVE.TO" and is no longer trading on the TSX Venture Exchange.

2. Basis of Presentation

The accompanying condensed interim consolidated financial statements (the "financial statements") are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and include the results of the Company and its wholly owned subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU"). These financial statements are presented in U.S. dollars, which is the functional currency of the Company. The results in the financial statements and these notes include required estimates and assumptions of management, and they are not necessarily indicative of results to be expected for the year ending March 31, 2027, or for any future interim period. Further, the financial statements and the notes do not include all the information and notes required by GAAP for a complete presentation of annual financial statements. As such, the financial statements and these notes should be read in conjunction with the consolidated financial statements for the year ended March 31, 2026, and notes thereto, included in the 2026 Annual Report.

(i) Use of estimates

The preparation of these condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, which include but are not limited to the: estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with acquisitions; discount rate in determining lease liabilities; recoverability of long-lived assets including impairment of property, plant and equipment and their associated useful lives, and assessment of the contingencies and tax liabilities.

These estimates, judgments, and assumptions are reviewed periodically, and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ from those estimates, judgments, or assumptions, and such differences could be material to the Company's condensed interim consolidated financial position and results of operations.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

2. Basis of Presentation (continued)

(ii) Basis of consolidation

These condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Subsidiaries are entities in which the Company has a controlling interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are de-consolidated from the date control ceases. The condensed interim consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

(iii) Foreign currency

Effective April 1, 2024, the Company's functional currency changed from the Canadian dollar to the U.S. dollar, which is prospectively accounted for in these consolidated financial statements. The change in functional currency better reflects the ongoing activities and operations of the Company.

For purposes of the Company's consolidated financial statements, the assets and liabilities of subsidiaries with a Canadian dollar functional currency other than the U.S. dollar are translated into U.S. dollars. Gains and losses resulting from these translations are reported as a component of accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Revenue, expenses, and gains or losses are translated into U.S. dollars using average exchange rates for each period.

Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as a component of other income, net on the consolidated statements of operations.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

2. Basis of Presentation (continued)

(iv) Significant Accounting Policies

Except for the update noted below, see the Company's 2026 Annual Report for a detailed discussion of the Company's significant accounting policies.

Convertible Loan

Capped call transactions entered into in connection with convertible debt issuances are evaluated under ASC 815-40 to determine whether they qualify for equity classification. Instruments that do not qualify for equity classification are recognized as derivative assets or liabilities and measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

Fair value is determined using the black scholes option pricing model that incorporates relevant market-based inputs, including the Company's share price, expected volatility, risk-free interest rate, expected term and contractual terms of the instruments. The fair value measurement is classified within the appropriate level of the fair value hierarchy under ASC 820 based on the nature of the inputs used.

(v) Recent accounting standards

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
  In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software ("ASU 2025-06"). ASU 2025-06 eliminates the distinction between software project development stages and clarifies the threshold applied to begin capitalizing costs. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, and permits prospective, modified prospective, retrospective or early adoption. The Company is currently evaluating the impact of adopting the standard.
  In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("ASU 2025-03"), which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The guidance is intended to reduce diversity in practice and improve consistency in the application of acquisition accounting. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

3. Asset Acquisitions

Acquisition of real property - Ontario

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

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

June 30, 2026

Cash paid	$4,354
Mortgage (Note 14)	4,363
Acquisition costs	618
Total consideration	$9,335

Land	$9,335
Net assets acquired	$9,335

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

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

January 30, 2026

Cash paid	$19,547
Mortgage (Note 14)	14,747
Acquisition costs	2,026
Total consideration	$36,320

Land	$36,320
Net assets acquired	$36,320

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)
3. Asset Acquisitions (continued)

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)
3. Asset Acquisitions (continued)

Acquisition of Zunz S.A.

Effective March 17, 2025 the Company closed the acquisition of Zunz S.A. with an unrelated party. In consideration, the Company paid $25 million cash up front and will pay the remaining purchase price of $31 million over six months. The consideration paid also includes transaction costs of $692 and cash advanced by the Company after January 28, 2025. The Company fully paid the acquisition loan payable by March 31, 2026 (March 31, 2025 - $31 million).

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

4. Investments

As at June 30, 2026 and 2025, the Company holds investments in both private and public companies.  The Company has elected to measure its investments in equity securities of private companies at fair value with changes through profit or loss.

	June 30, 2026	March 31, 2026

Marketable securities	$7,637	$6,624
Equity securities of private companies (Note 25)	458	463
Funds (Note 25)	2,763	2,654
	$10,858	$9,741
Marketable securities are level 1 fair value measurements as they are publicly traded equity securities, whereas the investments in private companies are level 3 fair value measurements. The funds are measured at their net asset value.

During the three-month period ended June 30, 2026, the Company recognized $1,277 of unrealized losses on equity instruments held at June 30, 2026, of which $1 is related to an unrealized loss on private company investments. During the three-month period ended June 30, 2025, the Company recognized $8,172 of unrealized gains on equity instruments held at June 30, 2025, of which $13 is related to its private company investments.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

5. Amounts Receivable and Prepaids

	June 30, 2026	March 31, 2026

Sales tax receivable	$13,180	$13,370
Prepaid expenses and other receivables	10,823	7,484
Receivable on sale of subsidiary (1)	1,816	1,816
Accounts receivable and prepaids, gross	25,819	22,670

Provisions and liability on sales tax receivable, opening	(4,957)	(6,633)
Impairment of receivable on sale of subsidiary(1)	-	(1,816)
Recovery and reversal	-	2,467
Foreign exchange	76	1,025
Provisions on sales tax receivable	(4,881)	(4,957)
Accounts receivable and prepaids, net	20,938	17,713

Less: current portion	(18,887)	(15,566)
Long term portion	$2,051	$2,147

(1) This balance is conditional upon ruling by the Swedish Tax Authority related to an ongoing process in connection with certain value added tax (VAT) balances remitted and or claimed by the Company. If the ruling is favourable; amounts will be received; otherwise, the amounts will not be collectible. Management has assessed the collectability using a probability model under a range of scenarios and this receivable reflects the results of that process. Management has assessed the collectability of the receivable based on the financial worthiness of the counterparty, and in light of recent events the Company impaired the full amount of the receivable in fiscal 2026. The amount is recorded as impairment of receivable on sale of subsidiary on the consolidated statements of loss and comprehensive loss.

During the year ended March 31, 2024, after examination of the history of claims and payments received from various authorities, together with regulatory challenges, the Company assessed the collectability of its Sales tax receivable balance. As a result, the Company determined that there is uncertainty over the collection of certain amounts and recorded a provision of $4.5 million for these receivables. During the year ended March 31, 2025, the Company recorded an recovery of $1.3 million and an additional provision of $0.3 million which was paid for by the Company during the year ended March 31, 2026.

The Company also received an assessment of $2.3 million for Sales tax payable that is included in the provision as a result of a Sales tax audit related to periods prior to the acquisition of 9376-9974 Quebec Inc. in 2021. During the year ended March 31, 2026, the Company received sales tax credits totalling $2.3 million that were applied against this assessment and accrued interest. During the period ended June 30, 2026, there were no additional provisions, recoveries, or assessments recorded in respect of these matters.

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.  The Company's primary exposure to credit risk is on its cash held in bank accounts as at June 30, 2026.  The majority of cash is deposited in bank accounts held primarily with one major bank in Canada so there is a concentration of credit risk.  This risk is managed by using a major bank that is a high credit quality financial institution as determined by rating agencies.

The Company is exposed to credit risk related to amounts receivable from the Swedish government related to VAT filings and from the Canadian and Quebec governments related to the sales tax filings (Note 16).

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

6. Digital Currencies

Digital currencies are recognized at their fair value on the date they are received as revenue from digital currency mining and are revalued to their current market value at each reporting date.

The Company's holdings of digital currencies consist of the following:

	June 30, 2026	March 31, 2026

Bitcoin	$11,065	$10,612
Other currencies	183	210
Total	$11,248	$10,822

The continuity of digital currencies was as follows:

Bitcoin	Amount	Number of coins

Digital currencies, March 31, 2025	$180,741	2,201

Digital currency mined (non-cash consideration)	278,253	2,885
Digital currency purchased	18,330	172
Digital currency sold	(276,681)	(2,969)
Deposit on equipment (i)	(190,153)	(2,139)
Revaluation adjustment	122	-
Digital currencies, March 31, 2026	$10,612	150

Digital currency mined (non-cash consideration)	72,060	1,004
Digital currency sold	(66,817)	(918)
Deposit on equipment (i)	(3,238)	(46)
Revaluation adjustment	(1,552)
Digital currencies, June 30, 2026	$11,065	190

The following table summarizes the Company's net realized and unrealized gains (losses) on digital currencies:

	June 30, 2026	June 30, 2025

Cumulative realized gain (loss)	$765	$17,270
Revaluation (loss) gain	(1,574)	5,891
Net realized and unrealized (losses) gains	$(809)	$23,161

During the period ended June 30, 2026, the Company sold digital currencies for proceeds totalling $70.8 million (June 30, 2025 - $265.5 million)

(i) The Company enters into certain equipment purchase agreements whereby the Company has the right to pay for the equipment deposit using Bitcoin. If the deposit is paid in Bitcoin the Company has an option to repurchase the Bitcoin in the future at the price on the date that the deposit in Bitcoin was made. During the period ended June 30, 2025 the Company exercised certain options and repurchased a total of 86 Bitcoin at a strike price of $88 resulting in a gain of $1.4 million in the condensed interim consolidated statements of loss and comprehensive loss (Note 25). There were no exercises during period ended June 30, 2026.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

6. Digital Currencies (continued)

During the period ended June 30, 2026 the Company transferred 46 Bitcoin (March 31, 2026 - 2,139 Bitcoin), as a deposit on equipment and received an option to repurchase the Bitcoin. The option is initially measured at fair value on the respective issuance dates included in the table below, using the Black- Scholes option pricing model with the following assumptions:

	January 7, 2026	March 7, 2026	April 19, 2026

Spot rate ($)	91	67	74
Strike price ($)	110	110	110
Risk-free interest rate	3.48%	3.54%	3.64%
Expected life (years)	1.01	1.01	1.01
Annualized volatility	45.92%	51.21%	44.34%
Number of Bitcoin	106	60	46
Contract value ($)	11,665	6,648	5,017
Fair value - initial ($)	1,225	266	210

The options are remeasured each reporting period. As at June 30, 2026 and March 31, 2026, the options were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2026	March 31, 2026

Spot price ($)	59	68
Strike price ($)	110	110
Risk-free interest rate	3.86%-3.93%	3.60% - 3.71%
Expected life (years)	0.53-0.81	0.79 - 0.95
Annualized volatility	43.23%	51.37%
Number of Bitcoin pledged	212	166

As at June 30, 2026, the Company holds options to repurchase 212 Bitcoin (March 31, 2026 - 166) and the fair value of these options is $0.1 million (March 31, 2026 - $0.6 million). During the period ended June 30, 2026, the Company recognized a remeasurement loss of $0.7 million (June 30, 2025 - remeasurement gain of $16.6 million) (Note 25).

The derivative asset continuity is outlined below:

	June 30, 2026	# BTC	March 31, 2026	# BTC

Balance, at April 1	$606	166	$1,300	172
Additions	210	46	35,166	2,245
Modifications and exercises	-	-	(12,807)	(799)
Expirations	-	-	(6,471)	(1,452)
Change in fair value	(719)		(16,582)	-
Balance, at March 31	$97	212	$606	166

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

7.  Property, Plant and Equipment

Property, plant and equipment consist of the following components:

	June 30, 2026	March 31, 2026

Equipment	$650,380	$652,672
Land	65,120	47,065
Building	160,285	157,236
Total	875,785	856,973
Accumulated depreciation	(422,633)	(376,497)
Net carrying value	$453,154	$480,476

The Company depreciates its property, plant and equipment over the remaining estimated useful economic life.

8.  Deposits

The deposits relate to required amounts on account with electricity providers in Sweden and Paraguay, and deposits for equipment purchases, consisting of:

Description	June 30, 2026	March 31, 2026

Utility energy deposits*	$38,753	$34,791
Equipment deposits	50,428	20,651
Import duty deposits and other	1,054	2,074
Bell Canada**	4,894	8,194
Deposits, gross	95,129	65,710

Equipment deposit provision, opening and closing	(12,131)	(12,131)
Deposits, net	$82,998	$53,579

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

During the period ended June 30, 2026, the Company recorded expected credit losses on the deposits of $nil (June 30, 2025 - $nil) in the consolidated statements of loss and comprehensive loss. The expected credit losses are based on the counterparty risk of delivery, efficiency of machines expected use of the machines and the expected quantity and quality of the equipment to be received.

*During the year ended March 31, 2025, the Company entered into a 100 MW power supply agreement with the National Administration of Electricity ("ANDE") in Paraguay. The Company paid a $3.4 million security deposit for one month of estimated consumption of electric energy and power per terms of the agreement. On March 17, 2025, the Company acquired Zunz S.A. (Note 3), which held a 200 MW power supply agreement with ANDE. Under this agreement, Zunz S.A. was required to provide $19.2 million in deposits, of which $3.3 million had been paid at the time of acquisition. The Company paid the remaining $15.9 million on April 2, 2025. On October 20, 2025, Zunz S.A. entered into an additional 100 MW power supply agreement with ANDE and paid a $3.2 million security deposit for one month of estimated consumption of electric energy and power per terms of the agreement.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

8.  Deposit (continued)

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

**On August 1, 2025, the Company entered into an agreement with Bell Canada Inc. for lease of a 4 MW facility for a five year term which requires a security deposit of $5.8 million to cover recurring service fees and a one-time license fee of $2.4 million. On December 15, 2025, the Company paid the deposit amount and license fee. On March 13, 2026, the agreement was amended to reduce the committed capacity to 1 MW from 4 MW and the Company retained the option to procure up to an additional 3 MW of capacity. The security deposit required was then amended to $1.5 million and one time license fee to $0.6 million. On March 13, 2026, the Company entered into an agreement with Bell Canada Inc. for lease of a 5 MW facility for a ten year term which requires a one-time license fee of $3 million. The credits from the security deposit and license fee paid of $8.2 million were applied to the license fee of $3 million with the remainder amount of $3.1 million credited towards to the Merrit facility.

9. Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows:

	June 30, 2026	March 31, 2026

Accounts payable	$12,823	$10,676
Accrued liabilities	15,940	12,795
Holdback payable	500	500
Other payable*	4,491	3,074
Provision for regulatory liabilities (Note 16)	84,650	-

	$118,403	$27,045
As at June 30, 2026, included in other payable is $2.2 million (March 31, 2026 - $2.2 million) customer refundable deposit for high performance computing service agreement covering two month service fee.

10. Convertible Loans

i. $15 million convertible note

On January 12, 2021, the Company closed its non-brokered private placement of unsecured debentures (the "Debentures"), for aggregate gross proceeds of $15 million with U.S. Global Investors, Inc. ("U.S. Global"). The Executive Chairman of the Company is a director, officer and controlling shareholder of U.S. Global.

The Debentures mature on the date that is 60 months from the date of issuance, bearing interest at a rate of 8% per annum. The Debentures will be issued at par, with each Debenture being redeemable by the Company at any time, and convertible at the option of the holder into common shares in the capital of the Company at a conversion price of C$15.00 per share. Interest is payable monthly, and principal repayments are quarterly. In addition, U.S. Global was issued 5 million common share purchase warrants (the "Warrants"). Each five whole Warrant entitles U.S. Global to acquire one common at an exercise price of C$15.00 per Share for a period of three years from closing. The Warrants expired unexercised on January 12, 2024.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

10. Convertible Loans (continued)

i. $15 million convertible note (continued)

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

The Company allocated the proceeds of $15.0 million first to the derivative component for $8.6 million, with the residual value to the liability component for $6.4 million. The derivative component was valued on initial recognition using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 0.69%; an expected volatility of 105%; an expected life of 2.71 years; a forfeiture rate of zero; and an expected dividend of zero

ii. $115 million convertible note

On April 21, 2026, the Company's wholly-owned subsidiary, HIVE Bermuda 2026 Ltd. (the "Issuer"), issued $115 million aggregate principal amount of 0% exchangeable senior notes (the "Notes") due 2031, which included the full exercise of the initial purchasers' option to purchase an additional $15 million principal amount of Notes. The Notes are unsecured, guaranteed by the Company, do not bear interest, and mature on April 15, 2031, unless earlier exchanged, redeemed or repurchased. In connection with the offering, the Company entered into capped call transactions with certain financial institutions to reduce the potential dilution to its common shares (or reduce the Company's cash payment obligation if the Notes are settled in cash) if the trading price of the Company's common shares exceeds the exchange price of the Notes at the time of exchange. The capped calls are a legally separate derivative instrument accounted for separately from the Notes.

Prior to January 15, 2031, the Notes may be exchanged only upon the occurrence of certain events, including: (i) during specified periods when the market price of the Company's common shares exceeds 130% of the applicable exchange price, (ii) during specified periods when the trading price of the Notes is less than 98% of the product of the last reported sale price of the Company's common shares and the applicable exchange rate, (iii) following a notice of redemption by the Company, or (iv) upon the occurrence of specified corporate events. On or after January 15, 2031 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange their Notes at any time, regardless of these conditions.

Upon exchange, the Company may settle the obligation in cash, common shares, or a combination of both, at its discretion. The initial exchange rate is 389.5029 common shares per $1,000 principal amount, equivalent to an initial exchange price of approximately $2.57 per share, representing a 17.5% premium over the $2.185 reference price. The $2.185 reference price is the last reported sale price of the Company's common shares on Nasdaq on April 16, 2026. The exchange rate is subject to customary anti-dilution adjustments and, in certain circumstances, may be increased for exchanges in connection with a make-whole fundamental change or following a notice of redemption.

The Notes are not redeemable prior to April 20, 2029, except upon the occurrence of certain changes in laws governing Canadian withholding taxes. On or after April 20, 2029, the Company may redeem the Notes, in whole or in part, for cash if the last reported sale price of its common shares has been at least 130% of the exchange price for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. Holders will also have the right to require the Company to repurchase their Notes for cash on April 15, 2029, and, in the event of a fundamental change, at any time thereafter, in each case at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

As at June 30, 2026, none of the conditions permitting the holders of the Notes to exchange their Notes early or to require the Company to repurchase the Notes for cash have been met. Accordingly, the Notes are classified as long-term debt.

Transaction costs of $5.2 million relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the Notes. Net proceeds from the offering were $109.8 million.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

10. Convertible Loans (continued)

iii. $130 million convertible note

On June 30, 2026, the Company's wholly-owned subsidiary, HIVE Bermuda 2026 Ltd. (the "Issuer"), issued $130 million aggregate principal amount of 0% exchangeable senior notes (the "Notes") due 2031, which included the full exercise of the initial purchasers' option to purchase an additional $15 million principal amount of Notes. The Notes are unsecured, guaranteed by the Company, do not bear interest, and mature on July 1, 2031, unless earlier exchanged, redeemed or repurchased. In connection with the offering, the Company entered into capped call transactions with certain financial institutions to reduce the potential dilution to its common shares (or reduce the Company's cash payment obligation if the Notes are settled in cash) if the trading price of the Company's common shares exceeds the exchange price of the Notes at the time of exchange. The capped calls are a legally separate derivative instrument accounted for separately from the Notes.

Prior to April 1, 2031, the Notes may be exchanged only upon the occurrence of certain events, including: (i) during specified periods when the market price of the Company's common shares exceeds 130% of the applicable exchange price, (ii) during specified periods when the trading price of the Notes is less than 98% of the product of the last reported sale price of the Company's common shares and the applicable exchange rate, (iii) following a notice of redemption by the Company, or (iv) upon the occurrence of specified corporate events. On or after April 1, 2031 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange their Notes at any time, regardless of these conditions.

Upon exchange, the Company may settle the obligation in cash, common shares, or a combination of both, at its discretion. The initial exchange rate is 206.9429 common shares per $1,000 principal amount, equivalent to an initial exchange price of approximately $4.83 per share, representing a 27.5% premium over the $3.79 reference price. The $3.79 reference price is the last reported sale price of the Company's common shares on Nasdaq on June 25, 2026.

The exchange rate is subject to customary anti-dilution adjustments and, in certain circumstances, may be increased for exchanges in connection with a make-whole fundamental change or following a notice of redemption.

The Notes are not redeemable prior to July 5, 2029, except upon the occurrence of certain changes in laws governing Canadian withholding taxes. On or after July 5, 2029, the Company may redeem the Notes, in whole or in part, for cash if the last reported sale price of its common shares has been at least 130% of the exchange price for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. Holders will also have the right to require the Company to repurchase their Notes for cash on July 1, 2030, and, in the event of a fundamental change, at any time thereafter, in each case at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

As at June 30, 2026, none of the conditions permitting the holders of the Notes to exchange their Notes early or to require the Company to repurchase the Notes for cash have been met. Accordingly, the Notes are classified as long-term debt.

Transaction costs of $5.1 million relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the Notes. Net proceeds from the offering were $124.9 million.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

10. Convertible Loans (continued)

Liability Component

	$15M January 2021 Convert	$115M April 2026 Convert	$130M June 2026 Convert	Total

Balance, March 31, 2025	$1,871	$-	$-	$-
Principal payment	(2,333)	-	-	-
Interest payment	(94)	-	-	-
Accretion and interest	556	-	-	-
Balance, March 31, 2026	-	-	-	-
Principal payment	-	109,801	124,860	234,661
Accretion and interest	-	211	-	211
Balance, June 30, 2026	$-	$110,012	$124,860	$234,872

Derivative Component

	$15M January 2021 Convert	$115M April 2026 Convert	$130M June 2026 Convert	Total
Balance, March 31, 2026 and 2025	$-	$-	$-	$-
Additions	-	19,769	15,730	35,499
Change in Fair Value	-	(4,601)	-	(4,601)
Balance, June 30, 2026	$-	$15,167	$15,730	$30,897

In connection with the January 2021 convertible note, the derivative component was remeasured at fair value on June 30, 2026, immediately prior to the reclassification to equity. The derivative component was valued at $0.1 million using the Black-Scholes option pricing model with the following assumptions: share price of C$4.56 an expected weighted average risk-free interest rate of 4.5%; an expected weighted average volatility of 79%; and an expected weighted average life of 1.1 years.

In connection with the April 2026 $115 million exchangeable notes, the Company entered into capped call transactions with certain financial institutions, funded using approximately $19.8 million of cash on hand. The capped call transactions have a cap price of $4.92 per share, representing a 125% premium over the $2.185 reference price. The capped call transactions do not meet the scope exception from derivative accounting, as they fail the equity classification requirements because the Company cannot settle these transactions by means other than cash, and are therefore treated as a derivative asset measured at fair value.

In connection with the June 2026 $130 million exchangeable notes, the Company entered into capped call transactions with certain financial institutions, funded using approximately $15.7 million of cash on hand. The capped call transactions have a cap price of $8.5275 per share, representing a 125% premium over the $3.79 reference price. The capped call transactions do not meet the scope exception from derivative accounting, as they fail the equity classification requirements because the Company cannot settle these transactions by means other than cash, and are therefore treated as a derivative asset measured at fair value.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

11. Warrant Liability

As part of the change in the Company's functional currency from the Canadian dollar to the U.S. dollar during the year ended March 31, 2025, all of the Company's issued and outstanding warrants were reclassified from equity to liability. The warrants have strike prices denominated in Canadian dollars and are not indexed to the Company's stock because of the change in functional currency.

Warrants outstanding
Balance, March 31, 2026 and 2025	2,875,000
Balance, June 30, 2026	2,875,000

The warrant is re-valued each reporting period. As at June 30, 2026, the warrant liability was revalued at $2.2 million (March 31, 2026 - $0.4 million) using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2026	March 31, 2026
Stock price (C$)	$5.18	$ 2.60
Risk-free interest rate	2.40%	2.33%
Expected life (years)	0.50	0.75
Annualized volatility	91.9%	88%
Dividend rate	0%	0%

The warrants outstanding and exercisable as at June 30, 2026 are as follows:

Outstanding	Exercisable		Exercise Price	Expiry date
2,875,000 **	2,875,000	C$	6.00	December 28, 2026
2,875,000	2,875,000

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

On February 2, 2024, the 2023 Special Warrants were deemed exercised into one unit of the Company comprised of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder thereof to purchase one common share of the Company at an exercise price of C$6.00 per whole warrant until December 28, 2026. In consideration of services, the Underwriters received a cash commission of C$1.725 million, and 345,000 broker warrants. Each broker warrant entitles the holder to acquire one common share of the Company at an exercise price of C$5.00 per broker warrant until December 28, 2026. The broker warrants were valued at $1.28 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.51%, an expected volatility of 100%, an expected life of 3 years, a forfeiture rate of zero; and an expected dividend of zero. The Company also incurred C$257 in professional and other fees associated with the 2023 Special Warrant financing.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

12. Loans Payable

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

The continuity is outlined below:

Balance, March 31, 2025	$12,992
Interest	244
Repayment	(3,096)
Foreign exchange movement	817
Balance, March 31, 2026	10,957

Interest	195
Repayment	-
Foreign exchange movement	(235)
Balance, June 30, 2026	10,917

Less: current portion	(1,460)
Non-current portion	$9,457

13. Term Loan

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

  A minimum working capital ratio of 1.20:1
  A maximum long-term debt to tangible net worth ratio of 2.00:1

The following covenant remains in effect and must be maintained at all times:

  A minimum debt service coverage ratio to EBITDA of 1.50:1

As at June 30, 2026, HIVE Atlantic Datacentres Ltd. was in compliance with the amended required debt service coverage ratio covenant. The outstanding balance is presented as a current liability as at June 30, 2026, because it matures within one year. The Atlantic Term Loans include an unlimited guarantee from the Company.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

13. Term Loan (continued)

	Term Loan 1	Term Loan 2	Total
Balance, March 31, 2025	$2,191	$1,367	$3,558
Interest	85	58	143
Repayment	(1,098)	(690)	(1,788)
Foreign exchange movement	77	48	125
Balance, March 31, 2026	1,255	783	2,038

Interest	13	10	22
Repayment	(266)	(167)	(433)
Foreign exchange movement	(17)	(11)	(27)
Balance, June 30, 2026	$985	$615	$1,600

14. Mortgage payable

As part of the acquisition of real property located in Ontario described in Note 3, the Company issued a vendor takeback mortgage to the seller. The mortgage has a principal of $4.3 million (C$6 million), bears interest at 6.00% annually and interest payments are due on a quarterly basis. The mortgage has a term of three years and the full amount of the principal is due at maturity.

As part of the acquisition of real property located in Ontario described in Note 3, the Company issued a vendor takeback mortgage to the seller. The mortgage has a principal of $14.7 million (C$20 million), bears interest at 6.00% annually and interest payments are due on a quarterly basis. The mortgage has a term of two years and the full amount of the principal is due at maturity.

The continuity is outlined below:

	Mortgage 1	Mortgage 2	Total
Balance, March 31, 2025	$-	$-	$-
Addition	14,747	-	14,747
Interest	145	- 26	145
Repayment	-	-	-
Foreign exchange movement	(400)	-	(400)
Balance, March 31, 2026	14,492	-	14,492
Addition	-	4,363	4,363
Interest	217	26	243
Repayment	(217)	-	(217)
Foreign exchange movement	(278)	(141)	(419)
Balance, June 30, 2026	$14,214	$4,248	$18,462

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

15. Right of Use Asset and Operating Lease Liability

The Company has lease agreements for its offices, data centers and equipment.

Right of use assets

	June 30, 2026	March 31, 2026

Cost	$119,927	$53,108
Accumulated amortization	(13,516)	(10,012)
Net carrying value	$106,411	$43,096

Lease liabilities

	Operating Leases		Finance Leases		Total
	June 30, 2026	March 31 2026	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026

Current	$2,956	$3,323	$9,260	$9,045	$12,216	$12,368
Non-current	77,775	10,351	18,462	20,861	96,237	31,212
	$80,731	$13,674	$27,722	$29,906	$108,453	$43,580

	June 30, 2026	March 31, 2026

Operating Leases
Weighted average discount rate	11.16%	7.27%
Weighted average remaining lease term (in years)	8.98	4.85

Finance Leases
Weighted average discount rate	9.90%	9.90%
Weighted average remaining lease term (in years)	2.75	3.00

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

15. Right of Use Asset and Operating Lease Liability (continued)

Additional information on the lease liabilities as at June 30, 2026 is as follows:

	Operating leases	Finance leases	Total

2027	$11,454	$11,404	$22,858
2028	13,896	11,404	25,300
2029	13,311	8,554	21,865
2030	13,792	-	13,792
Thereafter	79,613	-	79,613
Total undiscounted lease liabilities	132,066	31,362	163,428
Interest on lease liabilities	(51,335)	(3,639)	(54,975)
Total present value of minimum lease payments	$80,731	$27,722	$108,453
Lease liability - current portion	$2,956	$9,260	$12,216
Lease liability	$77,775	$18,462	$96,237

Additional information on the lease liabilities as at March 31, 2026 is as follows:

	Operating leases	Finance leases	Total

2027	$4,155	$11,404	$15,559
2028	3,154	11,404	14,558
2029	2,407	11,405	13,812
2030	2,180	-	2,180
Thereafter	4,423	-	4,423
Total undiscounted lease liabilities	16,319	34,213	50,532
Interest on lease liabilities	(2,645)	(4,307)	(6,952)
Total present value of minimum lease payments	$13,674	$29,906	$43,580
Lease liability - current portion	$3,323	$9,045	$12,368
Lease liability	$10,351	$20,861	$31,212

The Company incurred the following lease costs which were recorded in operating and maintenance costs in the consolidated statements of loss and comprehensive loss:

	Three months ended
	June 30, 2026	June 30, 2025

Variable lease costs (CPI adjustments)	$125	$96
Operating lease costs:
Depreciation of lease assets	2,190	642
Interest on lease liabilities	2,108	82
	4,423	820
Finance lease costs:
Depreciation of lease assets	1,467	-
Interest on lease liabilities	667	-
Total lease costs	$6,557	$820

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended
	June 30, 2026	June 30, 2025

Cash flows from operating leases	$1,269	$867
Cash flows from finance leases	$2,851	$-

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

16. Commitments and Contingencies

Commitments

(a) Service agreements

The Company has service agreements with unrelated third parties to operate and maintain the Company's data center computing equipment for the purpose of mining crypto currency in Canada, Sweden and Iceland.  As part of the arrangement, proprietary software is installed on the Company's computing equipment to assist in optimizing the use of the equipment.

(b) Power purchase agreement

The Company entered into a supplemental power pricing arrangement that provides a fixed price of electricity consumption each month at the Company's Bikupa Datacenter AB and Bikupa Datacenter 2 AB location in Sweden. The fixed price agreement was assessed and is being accounted for as an executory contract; electricity costs are expensed as incurred.Obligations on mining equipment and development costs

The Company had purchase commitments of $174.5 million at the period ended June 30, 2026 (March 31, 2026 - $29.1 million).

Contingencies

(a) Litigation

From time to time, the Company is involved in routine litigation incidental to the Company’s business.  Management believes that adequate provisions have been made where required and the ultimate resolution with respect to any claim will not have a material adverse effect on the financial position or results of the operations of the Company.

(b) Contingent Tax Liability to the Canada Revenue Agency ("CRA")

The Company and certain of its wholly-owned subsidiaries — including 9376-9974 Québec Inc., Hive Digital Data Ltd. (incorporated in Bermuda), and Hive Atlantic Datacentres Ltd. ("Hive Atlantic") — are engaged in ongoing disputes with the Canada Revenue Agency ("CRA") and provincial tax authorities. Management, together with its external tax and legal advisors, continues to pursue resolution of these matters through the applicable objection, appeal, and administrative processes. The significant matters are as follows:

9376-9974 Québec Inc. received Notices of Assessment from Revenu Québec denying capital cost allowance ("CCA") claimed on certain assets for its taxation years ended December 31, 2021 through 2024. The total amount assessed, including interest and penalties, is C$5.4 million. 9376-9974 Québec Inc. is disputing this assessment and intends to file a notice of objection.

The Company is disputing disallowed input tax credits of C$0.3 million for reporting periods from July 1, 2017 to June 30, 2021. The Company also received a Notice of Reassessment from the CRA, issued July 27, 2026, in the amount of C$4 million, inclusive of interest and penalties, asserting that GST/HST should apply to treasury and currency management services supplied by the Company to Hive Digital Data Ltd. for the period from July 1, 2021 to March 31, 2023, on the basis that Hive Digital Data Ltd. has a permanent establishment in Canada. The Company is disputing this reassessment.

Hive Atlantic is disputing a GST/HST reassessment of C$4.2 million in respect of reporting periods from May 1, 2021 to December 31, 2021, and has filed a Notice of Appeal with the Tax Court of Canada. Hive Atlantic also received a proposal letter from the CRA quantifying proposed GST/HST adjustments of C$50.5 million, exclusive of interest and penalties, for the period from January 1, 2022 to March 31, 2025, asserting that GST/HST should apply to sales of hashpower by Hive Atlantic to Hive Digital Data Ltd., again on the basis of an alleged permanent establishment in Canada. No Notice of Assessment has been issued in respect of this proposed adjustment as of the date of this report. Hive Atlantic is disputing both matters.

Management has concluded that an unfavourable outcome in respect of these matters is reasonably possible but not probable. Accordingly, no provision has been recorded in these financial statements. The Company and its subsidiaries will continue to monitor developments and will record a provision if and when an outflow of resources becomes probable and reliably estimable.

Non-cash provision for regulatory liabilities

(a) VAT Liability to the Sweden Tax Agency ("STA")

The Company's wholly owned Swedish subsidiaries Bikupa Datacenter AB ("Bikupa") and Bikupa Datacenter 2 AB ("Bikupa 2") have received a series of decision notices of assessment (the "decisions") from the Swedish Tax Agency (the "STA") concerning the application of value added tax ("VAT") and, in particular, the entities' entitlement to recover input VAT on equipment and other charges. Decisions were issued to Bikupa on December 28, 2022, December 21 and 22, 2023, May 28, 2024, October 14 and 16, 2024, March 17, 2025, September 23, 2025 and October 14, 2025, and to Bikupa 2 on February 14, 2023, June 14, 2023, December 21, 2023, September 11 and 23, 2024, March 21, 2025, June 12, 2025, August 11, 2025, October 22, 2025, March 25, 2026, April 8, 2026 and April 27, 2026. The decisions reject recovery of input VAT for the periods assessed and require repayment of amounts previously refunded, together with tax supplements and interest.

The Company appealed the initial Bikupa decision on February 9, 2023 and the initial Bikupa 2 decision on March 10, 2023, and has appealed subsequent decisions as they have been issued. The Company engaged an independent legal firm and an independent audit firm in Sweden with expertise in these matters to assist in the appeal process. Management, supported by its independent advisors, continues to hold the view that the decisions are not compatible with applicable law or with the technical characteristics of the Company's operations, and that under general principles governing the burden of proof it is for the STA to substantiate its position. The Company's position is supported by European Union guidelines, a ruling of the Swedish Council for Advance Tax Rulings, an information technology forensic expert opinion and a legal opinion from a Swedish professor of VAT law.

The matters proceeded through the Administrative Court and, subsequently, the Court of Appeal, which ruled against the Company. On July 20, 2026 the Company filed applications for leave to appeal to the Supreme Administrative Court. The Company's Swedish counsel has advised that the prospect of obtaining a favourable outcome before the Supreme Administrative Court is remote.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)
16. Commitments and Contingencies (continued)

Contingencies (continued)

Notwithstanding management's continuing view of the merits and the Company's intention to pursue all available avenues of appeal, the adverse judgments of the Court of Appeal and the related advice of the Company's Swedish counsel have caused management to conclude that it is probable that a liability has been incurred and that the amount of that liability can be reasonably estimated. Accordingly, during the quarter ended June 30, 2026 the Company recorded a provision of SEK 822.0 million (approximately $84.7 million), translated at the June 30, 2026 closing rate of SEK $9.71 per United States dollar. The non-cash charge is presented within operating expenses and the provision is classified as a current liability. In prior periods the Company had concluded that the amounts claimed were not probable and no provision had been recorded.

The provision covers all VAT periods of Bikupa and Bikupa 2 through June 30, 2026. It includes SEK 769.6 million in respect of periods for which the STA has issued a decision or suggested decision, being December 2020 to June 2025 for Bikupa and April 2021 to December 2025 for Bikupa 2, and SEK 52.4 million in respect of subsequent periods for which no decision has yet been issued on the basis that those periods arise from the same facts and the same position taken by the STA as the periods already determined.

The Company's exposure may exceed the amount provided. Interest continues to accrue on assessed amounts until settlement. The Company is unable to estimate the amount of this additional exposure at this time.

Following resolution of the appeals, the Company may pursue claims against the STA and the Swedish State in respect of VAT withheld, interest and related direct and indirect costs, and is evaluating whether interim relief may be available in respect of amounts withheld without a final determination. Any recovery arising from such claims represents a change in provision; no asset has been recognized and no amount has been offset against the provision.

The Company's Swedish subsidiary Bikupa Real Estate AB has a related exposure of SEK 17.3 million (approximately $1.7 million), comprising SEK 14.9 million of decisions and suggested decisions issued by the STA in respect of periods from January 2024 to April 2026 and SEK 2.5 million of input VAT claimed for May and June 2026 for which no decision has been issued. The facts and the issue raised by the STA in respect of this entity differ from those in dispute for Bikupa and Bikupa 2, the entity was not party to the Court of Appeal proceedings. Management has concluded that a loss in respect of this entity is reasonably possible but not probable, and no provision has been recorded.

It is not yet known when these disputes will be finally resolved, and the process could extend well beyond one year. The industry in which the Company operates continues to develop rapidly, and there can be no assurance that changes in the laws or policies of Sweden will not further affect the Company's VAT position. The Company will reassess the provision at each reporting date for the outcome of the leave applications, the status of deferral requests, decisions issued in respect of periods not yet assessed, and any revised advice from its Swedish counsel.

17. Related Party Transactions

The Company entered into the following related party transactions not otherwise disclosed in these consolidated financial statements:

(a) As at June 30, 2026, the Company had $0.4 million (March 31, 2026 - $0.1 million) due to a director and officers for the reimbursement of expenses included in accounts payable and accrued liabilities.

(b) As at June 30, 2026, the Company had $nil (March 31, 2026 - $nil) due to a company controlled by a director of the Company included in accounts payable and accrued liabilities. For the period ended June 30, 2026, the Company paid $51 (June 30, 2025 - $82) to a company controlled by a director of the Company for marketing services.

Key Management Compensation

Key management personnel include those persons having authority and responsibility for planning, directing and controlling the activities of the Company as a whole.  The Company has determined that key management personnel consist of members of the Company's Board of Directors and corporate officers.

For the period ended June 30, 2026, key management compensation includes salaries and wages paid to key management personnel and directors of $0.6 million (period ended June 30, 2025 - $0.9 million) and share-based payments of $5.8 million (period ended June 30, 2025 - $4.7 million)

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

18. Equity

(a) Authorized

Unlimited common shares without par value
Unlimited preferred shares without par value

(b) Issued and fully paid common shares

During the period ended June 30, 2026, the Company:

  On November 25, 2025, the Company entered into an equity distribution agreement ("November 2025 Equity Distribution Agreement"). Under the November 2025 Equity Distribution Agreement, the Company may, from time to time, sell up to $300 million of common shares in the capital of the Company (the "November 2025 ATM Equity Program"). The Company issued 9,855,902 common shares (the "November 2025 ATM Shares") pursuant to the November 2025 ATM Equity Program for gross proceeds of $31.1 million. The November 2025 ATM shares were sold at prevailing market prices, for an average price per November 2025 ATM Share of $3.16 (C$4.37). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $0.9 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement. In addition, the Company incurred $156 thousand in fees related to its November 2025 ATM Equity Program.
  Issued 1,797,375 common shares upon the vesting of restricted share units (Note 19 (b)).

During the period ended June 30, 2025, the Company:

  The Company issued 38,109,822 October 2024 ATM Shares pursuant to the October 2024 ATM Equity Program for gross proceeds of $70 million. The October 2024 ATM shares were sold at prevailing market prices, for an average price per October 2024 ATM Share of $1.84 (C$2.54). Pursuant to the October 2024 Equity Distribution Agreement, a cash commission of $1.8 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the October 2024 Equity Distribution Agreement. In addition, the Company incurred $145 in fees related to its October 2024 ATM Equity Program.
  The Company issued 600,000 common shares for total proceeds of $738 pursuant to the exercise of 500,000 options at a price of $1.25 per stock option and 100,000 options at a price of $1.10 per stock option.

Following is a summary of changes in warrants outstanding for the period ended June 30, 2026:

	Warrants outstanding	Weighted average exercise price

Balance, March 31, 2024	5,243,727	$15.20
Reclassified to warrant liability	(4,898,727)	(15.91)
Balance, March 31, 2025	345,000	$5.00
Exercised	(215,625)	(5.00)
Balance, March 31, 2026	129,375	$5.00
Exercised	-	-
Balance, June 30, 2026	129,375	$5.00

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

19. Stock-based Compensation

Stock-based compensation expense was comprised of the following for the periods ended:

	June 30, 2026	June 30, 2025

Stock options	$9	$36
RSUs	7,073	5,715
Total	$7,082	$5,750

(a) Stock options

The Company has established a rolling Stock Option Plan (the "Plan"). Under the Plan, the number of shares reserved for issuance may not exceed 10% of the total number of issued and outstanding shares and, to any one optionee, may not exceed 5% of the issued shares on a yearly basis. The maximum term of each option shall not be greater than 10 years. The exercise price of each option shall not be less than the market price of the Company's shares at the date of grant. Options granted to consultants performing investor relations activities shall vest over a minimum of 12 months with no more than a quarter of such options vesting in any 3-month period. All other options vest at the discretion of the Board of Directors. There were no options granted during the periods ended June 30, 2026 and June 30, 2025.

On April 1, 2024, the Company modified the exercise price from Canadian dollars to United States dollars of stock options that were held by employees in the United States of America and in Europe. The modification resulted in $nil additional stock-based compensation expense.

Following is a summary of changes in stock options outstanding with a CAD exercise price:

	Outstanding	Weighted average exercise price - CAD

Balance, March 31, 2024	3,465,915	5.24
Change in exercise price	(1,605,015)	(3.32)

Balance, March 31, 2025	1,860,900	$5.24
Expired	(2,000)	(15.70)
Exercised	(75,100)	(5.98)
Balance, March 31, 2026 and June 2026	1,783,800	$6.93

Following is a summary of changes in stock options outstanding with a USD exercise price:

	Outstanding	Weighted average exercise price - USD

Balance, March 31, 2025	1,450,400	$2.53
Exercised	(600,000)	(1.21)
Balance, March 31, 2026 and June 2026	850,400	$3.47

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

19. Stock-based Compensation (continued)

The stock options outstanding and exercisable with CAD exercise price as at June 30, 2026, are as follows:

Outstanding	Exercisable	Exercise price - CAD	Expiry date

282,400	282,400	$5.66	August 26, 2027
50,000	50,000	10.00	March 26, 2028
450,000	450,000	6.86	July 6, 2028
400,000	400,000	3.10	September 18, 2028
100,000	100,000	1.35	December 21, 2028
200,000	200,000	1.45	February 10, 2030
20,000	20,000	1.90	May 29, 2030
1,400	1,400	10.80	December 24, 2030
60,000	60,000	18.35	April 29, 2031
180,000	153,000	18.50	October 7, 2031
40,000	40,000	25.35	November 10, 2031
1,783,800	1,756,800

The stock options outstanding and exercisable with USD exercise price as at June 30, 2026, are as follows:

Outstanding	Exercisable	Exercise price - USD	Expiry date

50,400	50,400	$4.36	August 26, 2027
500,000	500,000	1.23	September 14, 2027
130,000	130,000	5.14	July 6, 2028
100,000	100,000	1.09	February 10, 2030
30,000	30,000	20.03	April 6, 2031
20,000	-	20.36	November 10, 2031
20,000	20,000	16.61	December 9, 2031
850,400	830,400

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

19. Stock-based Compensation (continued)

The fair value of restricted shares units (RSUs) is generally measured as the grant date price of the Company's shares.

On June 30, 2026, the Company granted 3,341,800 RSUs to certain employees, officers, directors and eligible consultants of the Company with a fair value of C$5.18 per share and vesting on June 30, 2027.

Following is a summary of changes in restricted share units:

Outstanding

Balance, March 31, 2024	$1,379,056
Granted	6,050,000
Exercised	(326,644)
Balance, March 31, 2025	$7,102,412

Granted	11,176,300
Exercised	(3,125,950)
Balance, March 31, 2026	$15,152,762

Granted	3,341,800
Exercised	(1,797,375)
Balance, June 30, 2026	$16,697,187

20. Loss per Share

Income per common share represents net income for the period divided by the weighted average number of common shares outstanding during the period.

Diluted income per share is calculated by dividing the applicable net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

	Three-months ended
	June 30, 2026	June 30, 2025

Basic weighted average number of common shares outstanding	266,251,300	182,007,767
Effect of dilutive stock options and warrants	-	10,819,412
Diluted weighted average common shares outstanding	266,251,300	192,827,179

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

21. Finance Expense

Finance expenses were comprised of the following for the periods ended:

	Three-months ended
	June 30, 2026	June 30, 2025

Interest and accretion on convertible loan	$211	$169
Interest on loans payable	192	72
Interest on term loan	23	47
Interest on lease liabilities - finance lease	667	-
Interest on mortgage payable	243	-
Total	$1,336	$288

22. General and Administrative Expenses

General and administrative expenses were comprised of the following for the periods ended:

	Three-months ended
	June 30, 2026	June 30, 2025

Management fees, salaries and wages	$923	$1,515
Marketing	611	514
Office, administration and regulatory	5,032	1,565
Professional fees, advisory and consulting	2,455	2,156
Total	$9,021	$5,750

23. Operating and Maintenance Costs

Operating and maintenance costs were comprised of the following for the periods ended:

	Three-months ended
	June 30, 2026	June 30, 2025

Digital currency mining*	$51,000	$26,843
High performance computing hosting	2,877	2,140
Total	$53,877	$28,983

24. Supplemental Cash Flow Information

	Three-months ended
	June 30, 2026	June 30, 2025

Non-cash transactions:
Equipment deposits or purchases paid with bitcoin	$5,017	$-
Recognition of ROU assets and lease liabilities	$69,260	$286

Interest paid	$387	$232
Income taxes paid	$2,976	$187

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

25. Fair Value Measurements

The fair values of investments were measured using the net asset value or a market approach. The investments measured at fair value are classified into one of the three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values, with the designation based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the fair value hierarchy are:

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

At the year end the Company classified its financial assets into the following levels:

	As at June 30, 2026			As at March 31, 2026
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	$-	$208,039	$-	$-	$23,113	$-
(i) Digital currencies (Note 6)	11,248	-	-	10,822	-	-
(ii) Investments (Note 4)	7,637	-	3,221	6,624	-	3,117
Derivative asset (Note 10)	-	30,994	-	-	606	-
	$18,885	$239,033	$3,221	$17,446	$23,719	$3,117

Liabilities
Warrant liability	$-	$-	$2,154	$-	$-	$413
	$-	$-	$2,154	$-	$-	$413

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)
25. Fair Value Measurements (continued)

Level 3 Continuity

The following is a reconciliation of Level 3 assets and liabilities:

Level 3 Continuity	Fair value at June 30, 2026	Fair value at March 31, 2026
Investments
Balance, at April 1	$3,117	$3,120
Additions	-	725
Transfer to Level 1	-	(725)
Foreign exchange	(4)	6
Change in fair value	108	(9)
Balance, at June 30	$3,221	$3,117

Warrant liability
Balance, at April 1	$413	$760
Change in fair value	1,741	(347)
Balance, at June 30	$2,154	$413

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company's long-lived assets, including intangible assets, operating lease right-of-use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset's projected undiscounted cash flows.

These assets are measured at fair value only when an impairment loss is recognized. The carrying amounts of cash, amounts receivable, net, other receivables, and accounts payable and accrued expenses are a reasonable approximation of their fair value due to their short-term maturity or they are valued using the income approach valuation technique.

26. Digital Currency and Risk Management

Digital currencies are measured using Level 1 inputs.

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

Digital currencies have a limited history and the fair value historically has been very volatile.  Historical performance of digital currencies is not indicative of their future price performance.  The Company's digital currencies currently mainly consist of Bitcoin.  The table below shows the impact for every 5% variance in the price of Bitcoin on the Company's earnings before tax, based on the closing price at June 30, 2026.

Impact of 5% variance in price
Bitcoin	$553

For the security of its digital currencies, the Company uses the services of two institutions through custodial agreements, one located in Liechtenstein and another in the United States.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

27. Segmented Information

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

External revenues are attributed by geographical location, based on the country from which services are provided.

Three months ended June 30, 2026	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Revenue from digital currency mining	$-	$-	$-	$-	$-	$72,060	$72,060
High performance computing hosting	7,060	-	-	-	-	-	7,060
	$7,060	$-	$-	$-	$-	$72,060	$79,120

Three months ended June 30, 2025	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Revenue from digital currency mining	$-	$-	$-	$-	$-	$40,797	$40,797
High performance computing hosting	-	-	-	-	-	4,814	4,814
	$-	$-	$-	$-	$-	$45,611	$45,611

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

27. Segmented Information (continued)

The Company's plant and equipment are located in the following jurisdictions:

June 30, 2026	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Plant and equipment	$116,947	$11,661	$324,546	$-	$-	$-	$453,154
ROU asset	105,689	604	-	-	-	118	106,411
	$222,636	$12,265	$324,546	$-	$-	$118	$559,565

March 31, 2026	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Plant and equipment	$113,646	$14,076	$352,754	$-	$-	$-	$480,476
ROU asset	41,954	1,012	-	-	-	130	43,096
	$155,600	$15,088	$352,754	$-	$-	$130	$523,572

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended June 30, 2026 and 2025
(expressed in thousands of United States dollars unless otherwise noted and share amounts)
(Unaudited)

28. Comparative Figures

Certain figures in the comparative period condensed interim consolidated statements of financial position, condensed interim consolidated statements of loss and comprehensive loss, condensed interim consolidated statements of changes in equity and condensed interim consolidated statements of cash flows have been reclassified to meet the current presentation.

29.  Subsequent Events

Subsequent to the period ended June 30, 2026, the Company issued 1,273,625 common shares under the RSU plan upon the exercise of restricted share units.

Subsequent to the period ended June 30, 2026, the Company issued 2,002,330 November 2025 ATM Shares pursuant to the November 2025 ATM Equity Program for gross proceeds of $6.3 million.  The November 2025 ATM shares were sold at prevailing market prices for an average price per November 2025 ATM Share of $3.13 (C$4.41). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $0.2 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement.

On July 17, 2026 the Company’s wholly-owned subsidiary Buzz Beta Cloud Inc., entered into a binding purchase agreement for the acquisition of equipment and related services totalling $186.9 million. Under the terms of the agreement a 10% non-refundable deposit was required to secure the order, and on July 24, 2026, the Company paid the required deposit of approximately $18.7 million.  A further 15% is payable upon notification that the OEM has received the required components, with the remaining 75% due prior to shipment. The Company intends to fund the remaining balance from existing cash resources and available financing sources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations (the “MD&A”) should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes and the other financial information included elsewhere in this Quarterly Report and in our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the "Annual Report"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and in the Annual Report, particularly under “Item 1A. Risk Factors.” See also  “Cautionary Statement Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

This Management's Discussion & Analysis contains information up to and including August 14, 2026.

Our MD&A is primarily organized as follows:

  Business Overview, Trends, Business Objectives and Operational Milestones. Highlights of events that impacted our financial position and results of operations.
  Results of Operations. Analysis of our financial results comparing the three months ended June 30, 2026 and 2025.
  Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements, and their general purpose.
  Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments underlying our reported financial results.

BUSINESS OVERVIEW, TRENDS, BUSINESS OBJECTIVES AND OPERATIONAL MILESTONES

Business Overview

HIVE Digital Technologies Ltd. is a sustainable-energy focused digital infrastructure company. Our business model consists of using cash-flow generated from our established hashrate services business to support our ongoing AI and HPC business expansion that is primarily being undertaken through our subsidiary, BUZZ High Performance Computing Inc. ("BUZZ" or "BUZZ HPC"). The Company leverages its existing footprint of Tier-I data centers, initially optimized for energy-efficient hashrate services, to secure low-cost power, grid access, and operational scale, then incrementally upgrades these assets to  Tier-III, enterprise-grade AI infrastructure capable of supporting high-density GPU workloads, liquid cooling, and mission-critical uptime. Through BUZZ HPC, HIVE is positioning itself as a sovereign AI provider, offering domestically controlled, regulation-aligned compute infrastructure tailored to governments, enterprises, and research institutions, particularly in Canada. Our geographic strategy focuses on energy-advantaged regions such as Canada, Sweden, and Paraguay, where abundant, low-cost renewable power enables both immediate monetization and long-term scalability. By converting energy access into increasingly valuable compute capacity, HIVE is transitioning from a traditional hashrate service provider into a vertically integrated, capital-efficient AI infrastructure platform aligned with global trends in AI demand, data localization, and power-constrained data center development.

The Company is a reporting issuer in each of the Provinces and Territories of Canada and under the Securities Exchange Act of 1934 in the United States. The Company's common shares are listed for trading on the Toronto Stock Exchange and the Nasdaq Capital Markets Exchange under the symbol "HIVE" and on the Colombian Stock Exchange under the symbol "HIVECO".

HIVE operates "green" energy-powered data center facilities in Canada, Sweden, and Paraguay.  Our references to "green" energy are to our energy supply agreements with producers of hydroelectric power in Canada, Sweden and Paraguay, and previously, hosting agreements with suppliers in Iceland where the hosting facilities were powered by hydroelectric or geothermal power.  One of our key objectives in locating our facilities where they are is to avoid or minimise using energy derived from fossil fuels.  Our facilities are connected to local power grids that are controlled by local authorities.  As a result, we do not control the sourcing of our power, which may include energy from any source on the grid.  However, the close proximity of our facilities to hydroelectric based power generating plants, makes it highly probable that a significant portion of the power that we use for our data centers originates from those hydroelectric plants, which is the basis for our saying that our operations are "green."

Our Portfolio

The following table summarizes the operational hashrate of each of the Company's major data centers together with its average operational power consumption and power capacity available to each such data center, as of July 31, 2026. As of July 31, 2026, the Company's total installed hashrate was approximately 25.2 EH/s with an implied efficiency of 16.5 J/TH, based on the nameplate hashrate and power consumption of the installed miners. Where miners were operating in a modified operating mode, including through controlled downclocking for fleet optimization, the figures reflect the expected hashrate and power consumption associated with such modified operating mode. After accounting for these adjustments, the Company's installed hashrate was approximately 24.5 EH/s, with an implied fleet efficiency of 16.1 J/TH.

Sites	Operational Hashrate	Installed Hashrate - Optimized [3]	Installed Hashrate - Stock [4]	MW Utilized	MW Capacity Available
New Brunswick, Canada owned facility [2]	2,118 PH/s	2,464 PH/s	3,115 PH/s	36.5 MW	70.0 MW
Quebec, Canada leased facility	1,318 PH/s	1,513 PH/s	1,525 PH/s	29.8 MW	34.5 MW
Boden, Sweden leased facility	1,158 PH/s	1,609 PH/s	1,680 PH/s	19.6 MW	32.0 MW
Boden 2, Sweden owned facility	0 PH/s	0 PH/s	0 PH/s	0.0 MW	7.0 MW
Notviken, Sweden leased facility	33 PH/s	36 PH/s	52 PH/s	0.7 MW	1.5 MW

Sites	Operational Hashrate	Installed Hashrate - Optimized [3]	Installed Hashrate - Stock [4]	MW Utilized	MW Capacity Available
Yguazu, Paraguay owned facility	11,995 PH/s	12,125 PH/s	12,133 PH/s	195.2 MW	200.0 MW
Valenzuela, Paraguay owned facility	6,907 PH/s	6,705 PH/s	6,667 PH/s	106.7 MW	107.0 MW
Toronto, Canada owned facility	65 PH/s	66 PH/s	71 PH/s	1.0 MW	5.5 MW
Quebec City, Canada hosted facility [1]	N/A	N/A	N/A	0.7 MW	0.7 MW
Montreal, Canada hosted facility [1]	N/A	N/A	N/A	1.4 MW	1.4 MW
Stockholm, Sweden hosted facility [1]	N/A	N/A	N/A	0.4 MW	0.4 MW
Manitoba, Canada hosted facility [1]	N/A	N/A	N/A	1.0 MW	4.0 MW
Total	23,594 PH/s	24,518 PH/s	25,243 PH/s	393.1 MW	464.0 MW

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

Financial Summary

	Three months ended June 30,
(in thousands, except share amounts)	2026	2025

Total revenue	$79,120	$45,611
Net (loss) income	(142,907)	35,016
Gross operating margin (1)	24,188	15,819

Basic (loss) income per share	$(0.54)	$0.19

Digital assets mined - BTC	1,004	406

Non-GAAP measure. A reconciliation to its nearest GAAP measures is provided under "Reconciliations of Non-GAAP Financial Performance Measures" below.

Highlights

On April 21, 2026, the Company’s wholly-owned subsidiary, HIVE Bermuda 2026 Ltd., completed an offering (the “April Note Offering”) of $115 million aggregate principal amount of exchangeable senior notes (the “April Notes”) which included the full exercise of the initial purchasers’ option to purchase an additional $15 million of Notes. Net proceeds were $109.8 million after deducting commissions and expenses. In connection with the April Note Offering, HIVE entered into capped call transactions with certain financial institutions, designed to mitigate economic dilution or excess cash outlay upon exchange of the Notes above the exchange price up to the cap price. The capped call transactions were funded using approximately $19.8 million cash on hand.

On June 30, 2026, HIVE Bermuda 2026 Ltd. completed an offering (the “June Note Offering”) of $130 million aggregate principal amount of exchangeable senior notes (the “June Notes”) which included the full exercise of the initial purchasers’ option to purchase an additional $15 million of June Notes. Net proceeds were $124.9 million after deducting commissions and expenses. In connection with the June Note Offering, HIVE entered into capped call transactions with certain financial institutions, designed to mitigate economic dilution or excess cash outlay upon exchange of the Notes above the exchange price up to the cap price. The capped call transactions were funded using approximately $15.7 million cash on hand.

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

In January 2026, the Company sublet its lease agreement for its 4 MW facility in Robertsfors, Sweden through August 18, 2026, and disposed of the legacy ASIC equipment for nominal value, consistent with the Company's strategy of concentrating capital in its lowest-cost facilities.

These developments are central to our strategic commitment to fostering scalable, energy-efficient operations in regions that offer low-cost energy advantages. Management believes these advancements will drive significant value for our investors as we continue to optimize our operations and expand our presence in the ASIC landscape.

High-performance computing operations

The Company has continued to develop and expand its HPC business, which draws on the Company's fleet of GPUs in enterprise grade data center servers operating in Tier-III data centers. These GPUs operate with redundancy and are utilized for rental through GPU on-demand marketplaces and term contracts, where end users are typically performing Large Language Model ("LLM") computations, such as modeling, inference and fine-tuning. Currently, the Company collectively has approximately 5,000 GPUs operating across Tier-III data centers in Montreal, Canada and Stockholm Sweden, which include NVIDIA A5000, A6000, A40, H100 and H200 GPUs.

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

On February 13, 2026, BUZZ signed customer agreements representing approximately $30 million in total contract value over two-year fixed terms for the 504 liquid-cooled Dell server-based Nvidia B200 GPUs at the Bell Canada AI Fabric data center in Manitoba. Originally expected to come online in the quarter ending March 31, 2026, the units became operational in May 2026. Based on executed contracts, current pricing, and deployment milestones, management expects this initial phase to generate approximately $15 million in projected annual recurring revenue (“ARR”) for BUZZ's cloud business once fully operational, lifting total annualized HPC segment revenue from approximately $20 million to approximately $35 million.

The term "ARR" refers to the Company's run rate revenue calculated on an annualized basis. As context dictates, the Company calculates ARR by: (i) multiplying the revenue realized per week times 52 weeks per year, (ii) multiplying the realized revenue per day times 365 days per year, or (iii) multiplying the per quarter data times four quarters per year. Projections of ARR may be unreliable as a predictor of future results because such projections typically do not incorporate the possibility of subsequent cancellations, discounts or downgrades in services. We believe that ARR is a key indicator of our future revenue potential. However, ARR does not represent GAAP revenue on an annualized basis, is not intended to be a replacement or forecast of GAAP revenue and should be viewed independently as an operating metric.

On March 16, 2026, BUZZ announced a 4x expansion of its liquid-cooled Canadian AI data center capacity through its strategic data center partner Bell Canada AI Fabric. This expansion represents growth from 4 MW in Manitoba to 16.6 MW of critical IT load across two Provinces of Canada as follows:

• Manitoba (existing): 1 MW of critical IT load. BUZZ has deployed 504 next-generation AI-optimized GPUs (~1 MW consumed), with 3 MW of remaining optional capacity supporting approximately 1,500 additional GPUs.

• British Columbia - Phase 1 (new): 5 MW of critical IT load, available immediately, supporting deployment of approximately 2,000 next-generation high-power-density AI-optimized GPUs.

• British Columbia - Phase 2 (option): An additional 7.6 MW in 2027, supporting approximately 3,000 additional GPUs.

The Company's New Brunswick 70 MW site has been identified by management as a candidate for conversion to Tier-III hyperscaler co-location (estimated $85 million ARR), and the 7.2 MW Toronto Airport site is viewed as attractive for potential government or military applications. Design development and site planning at New Brunswick are advancing.

On May 8, 2026, the Company announced that BUZZ contracted a fiber optic network overbuild and carrier transport upgrade at its Grand Falls Data Centre in New Brunswick (the "Grand Falls Network Upgrade"), a step intended to advance the site to a Tier III HPC-enabled data center. The Grand Falls Network Upgrade, undertaken in partnership with a Canadian carrier, contemplates multiple dedicated 100 Gbps and 400 Gbps wavelength connections with delivery expected to begin in the third quarter of 2026. The Company's estimated capital commitment is approximately $3.1 million over five years.

On May 18, 2026, the Company announced that BUZZ is advancing an approximately 320 MW AI infrastructure facility (the "GTA Gigafactory") in the Greater Toronto Area, designed to support more than 100,000 GPUs at full build-out with an estimated capital investment of approximately CAD $3.5 billion.

On June 18, 2026, the Company announced that BUZZ entered into an agreement with Bell Canada (“Bell”) and Cohere Inc. (“Cohere”) for the construction and implementation of Canadian sovereign AI infrastructure (the “BUZZ Agreement”).  The Buzz Agreement contemplates that BUZZ will deploy a sovereign AI cloud and GPU cluster infrastructure at Bell's purpose-built facility in Merritt, British Columbia. The deployment is intended to provide a high-performance compute layer on which Cohere will operate its foundation models and enterprise AI solutions for government and corporate customers across Canada.

On June 18, 2026, the Company announced that the Boden Municipal Council in Boden, Sweden had approved the Company's acquisition of the Company's leased facility known as the “Big Boden 32 MW data center” from Bodens Utvecklings AB (the “Boden Acquisition”). The Big Boden facility has anchored HIVE's Swedish operations since 2018. The Company intends to advance the Big Boden data center toward Tier III infrastructure standards. The Boden Acquisition remains subject to customary closing conditions.

On June 25, 2026, the Company announced that it had signed a co-location letter of intent (the “Boden LOI”) with a Swedish technology company for a lease the Company's 32 MW facility located in Boden, Sweden. The Boden LOI contemplates a term of up to 10 years for a usable critical IT load of approximately 25 MW. The Boden LOI is non-binding and subject to the negotiation and execution of a definitive agreement.

Trends, Uncertainties and Other Factors Impacting our Business and Industry

Energy Risks

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

Our owned and leased Swedish data centers provide capacity of approximately 41.3 MW of renewable hydroelectric energy, which represents approximately 9% of our total global hydroelectric capacity. These facilities are strategically positioned to benefit from Sweden's robust renewable energy infrastructure and to support both hashrate services and emerging AI workloads. In an era when energy security is increasingly linked to national policy and the compute economy is rapidly expanding, management believes that HIVE's combination of stable renewable power and advanced data center infrastructure positions the Company to thrive across multiple high-growth digital sectors.

Governmental and regulatory actions affecting power or electricity supply to data center operators could also limit the availability of, or increase the costs we incur for, electricity in certain markets. For example, Hydro-Québec, the Province's public utility, has recently proposed electricity tariffs that, if approved by the Régie de l'énergie and enacted, could significantly increase our power costs in the Province, which, in turn, could negatively affect our Quebec operations. We continue to monitor developments, and where appropriate, participate in regulatory proceedings to oppose government actions that we believe improperly target the industries in which we operate.

Market Value of Bitcoin

We derive our revenues primarily from providing ASIC compute to bitcoin mining pool operators. We earn Bitcoin in exchange for computational power used for hashing calculations from mining pool operators. Because our compensation is paid in Bitcoin, our operating and financial results are tied to fluctuations in the value of Bitcoin.

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

For a discussion of other factors that could lead to material adverse changes in the market value of Bitcoin, which could in turn result in substantial damage to or even the failure of our Bitcoin business, see "Item 1A. Risk Factors-Risks Related to Cryptocurrency" in our Annual Report.

Tax and Regulatory Environment for Digital Infrastructure Operations

As outlined below, the Company's subsidiaries have significant potential tax exposure under claims in Sweden and Canada. We are constantly monitoring and assessing the probable outcomes based on the appeals process and advice from by consultants used in this process.  We may not prevail in one or more of the pending appeals and proceedings described herein.

The application of existing tax laws to blockchain-based digital infrastructure, including hashrate services and HPC data centers, remains subject to evolving administrative interpretations and enforcement in certain jurisdictions. Where statutory frameworks predate these technologies, tax authorities may apply legacy provisions through reassessments, audits, and litigation rather than existing tax law, creating uncertainty. Tier-I data centers are designed for versatile, high-density computing and support a wide range of workloads, including cloud services, data storage, rendering, AI preparation, and as well as hashrate based compute which may fall into a different category of service under some regulatory interpretations. In particular, jurisdictions with statutory provisions for input VAT recovery (rebates/refunds) and depreciation/capital allowances may apply differently, based on infrastructure characteristics or specific workload type. We believe that in some cases, as outlined below, these characterizations warrant further review.

In Sweden, the Swedish Tax Authority (Skatteverket or "STA") has issued reassessments and decisions affecting value VAT eligibility, input VAT recovery, and the classification of computing activities at Tier-I data centers engaged in the provision of hashrate compute exported and sold to foreign companies and ultimately then sold to Bitcoin mining pools. These positions provide differentiated treatment based on computational workload, denying or limiting VAT recovery and related benefits to mining operations that may otherwise be available for comparable high-performance or data-processing activities-despite the absence of any express statutory differentiation by workload.

Industry participants, including the Company's Swedish subsidiaries, have faced retrospective reassessments, denial of VAT refunds, and ongoing administrative and court proceedings (with appeals pursued up to higher courts where appropriate).  The Company maintains that its positions align with enacted Swedish tax law and has appealed adverse decisions where appropriate. As discussed herein, the Company's ability to claim VAT input recovery remains conditional on favorable rulings. If the Company and or its subsidiaries are mandated by the STA to settle existing assessments following exhausting the appeals process across Sweden and the European jurisdictions, and other tax strategies. The Company’s assets on hand at the Swedish locations may be subject to regulatory actions such as seizure and or liquidation.

In addition, the Company may have to re-deploy capital away from projects currently in progress to satisfy any obligations that may be imposed by the STA. The Company is currently assessing the risks and monitoring potential outcomes.

As announced by the Company in its news release on March 16, 2026, the Company is winding down its ASIC-based hashrate service operations in Sweden as it reallocates capital toward the expansion of its AI and high-performance computing ("HPC") business. This transition is consistent with the Company's previously announced investment in expanding BUZZ HPC's liquid-cooled AI data center capacity and reflects management's strategy to prioritize capital allocation to enterprise AI infrastructure.

The Company expects future investment in Sweden to focus on AI and HPC infrastructure, including the ongoing Tier III conversion of its Boden facilities to support enterprise-grade GPU computing.

Similar scrutiny exists in Canada. Regulators, such as the Canada Revenue Agency (the "CRA"), which administers the federal goods and services tax and harmonized provincial sales tax ("GST/HST") and Revenu Québec ("RQ") (which administers the Quebec provincial sales tax, or "QST") have audited mining and digital infrastructure activities, focusing on input tax credit eligibility, characterization of operations, and capital cost allowances. Reassessments, credit denials, and clawbacks have occurred across the sector, often through administrative processes rather than statutory changes. The Company has contested adverse positions where appropriate and continues to defend its filings. Broader Tier-I bitcoin mining data center industry challenges include potential misalignment of tax outcomes with the multi-use nature and upgrade pathways of Tier-I infrastructure toward Tier-III AI/HPC-capable facilities, increased compliance burdens, and regulatory uncertainty that may deter capital investment or affect operational flexibility in emerging fintech and digital asset sectors.

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

Following Russia's invasion of Ukraine, global energy security concerns have elevated regulatory scrutiny, with many countries introducing aggressive tax policies and energy-specific levies to protect domestic supply. This geopolitical shift has coincided with the increased interest in and adoption of AI technologies, ignited from high-performance computing breakthroughs, significantly increasing the strategic and economic value of data centers worldwide. The new operative term in global policy circles is “sovereign data centers,” which are facilities that nations view as critical infrastructure, to be controlled within their borders, particularly when they serve both hashrate compute and AI workloads.

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

With substantial assets in Canada, Sweden and Paraguay, the Company is subject to changes in political conditions and regulations within these markets.  Changes, if any, in policies or shifts in political attitude could adversely affect the Company's operations or profitability. See "Energy Risks" above.

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

For further discussion of the risks associated with respect to adverse tax decisions and regulatory developments, see the Risk Factors set forth in Item 1.A of our Annual Report, in particular “Item 1A- Risks Related to Certain Regulatory Compliance and Other Legal Matters” and “Item 1A. Risk Factors-Risks Related to Taxation” therein.

Tax Environment-Sweden

The Company's wholly owned Swedish subsidiaries Bikupa Datacenter AB ("Bikupa") and Bikupa Datacenter 2 AB ("Bikupa 2") have received a series of decision notices of assessment (the "decisions") from the Swedish Tax Agency (the "STA") concerning the application of value added tax ("VAT") and, in particular, the entities' entitlement to recover input VAT on equipment and other charges. The decisions reject recovery of input VAT for the periods assessed and require repayment of amounts previously refunded, together with tax supplements and interest. The Company appealed the initial Bikupa decision on February 9, 2023 and the initial Bikupa 2 decision on March 10, 2023, and has appealed subsequent decisions as they have been issued. For more information regarding the various dates of the decisions, please see Note 16-Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements included as a part of this Quarterly Report.

During the each step of the appeals process, the Company has engaged an independent legal firm and an independent audit firm in Sweden with expertise in these matters to assist. Management, supported by its independent advisors, continues to believe that the decisions are not consistent with applicable law or with the technical characteristics of the Company's operations, and that under general principles governing the burden of proof it is for the STA to substantiate its position. The Company's position is supported by, among other things, European Union guidelines, a ruling of the Swedish Council for Advance Tax Rulings, an information technology forensic expert opinion and a legal opinion from a Swedish professor of VAT law.

The matters proceeded through the Administrative Court and, subsequently, the Court of Appeal, which ruled against the Company with respect to the earliest decisions. On July 20, 2026 the Company filed applications for leave to appeal to the Supreme Administrative Court. The Company's Swedish counsel has advised that the prospect of obtaining a favourable outcome before the Supreme Administrative Court is remote.

Notwithstanding management's continuing belief in the merits of its position, and the Company's intention to pursue all available avenues of appeal, the adverse judgments of the Court of Appeal and the related advice of the Company's Swedish counsel have caused management to conclude that it is probable that a liability has been incurred and that the amount of that liability can be reasonably estimated. Accordingly, during the quarter ended June 30, 2026 the Company recorded a provision of SEK 822.0 million (approximately $84.7 million), translated at the June 30, 2026 closing rate of SEK 9.71 per USD$1.00. The non-cash charge is presented within operating expenses and the provision is classified as a current liability. In prior periods the Company had concluded that the amounts claimed were not probable and no provision had been recorded.

The provision covers all VAT periods of Bikupa and Bikupa 2 through June 30, 2026. It includes SEK 769.6 million in respect of periods for which the STA has issued a decision or suggested decision, being December 2020 to June 2025 for Bikupa and April 2021 to December 2025 for Bikupa 2, and SEK 52.4 million in respect of subsequent periods for which no decision has yet been issued on the basis that those periods arise from the same facts and the same position taken by the STA as the periods already determined.

Interest continues to accrue on assessed amounts until settlement, and accordingly the Company's ultimate exposure may exceed the amount of the provision. The Company is not able to estimate the amount of any such additional exposure at this time.

The Company's Swedish subsidiary Bikupa Real Estate AB has a related exposure of SEK 17.3 million (approximately $1.7 million), comprising SEK 14.9 million of decisions and suggested decisions issued by the STA in respect of periods from January 2024 to April 2026 and SEK 2.5 million of input VAT claimed for May and June 2026 for which no decision has been issued. The facts and the issue raised by the STA in respect of this entity differ from those in dispute for Bikupa and Bikupa 2, the entity was not party to the Court of Appeal proceedings. Management has concluded that a loss in respect of this matter is reasonably possible but not probable, and no provision has been recorded.

Following resolution of the appeals, the Company intends to evaluate claims against the STA and the Swedish State in respect of VAT withheld, interest and related direct and indirect costs, and is evaluating whether interim relief may be available in respect of amounts withheld pending a final determination. Any recovery arising from such claims may represent a change in provision; however no asset has been recognized and no amount has been offset against the provision as of the date hereof.

It is not yet known when these disputes will be finally resolved, and the process could extend well beyond one year. The HPC and ASIC compute industries are rapidly evolving, and there can be no assurance that changes in the laws or policies of Sweden will not further affect the Company's VAT position. The Company will reassess the provision at each reporting date for the outcome of the leave applications, the status of deferral requests, decisions issued in respect of periods not yet assessed, and any revised advice from its Swedish counsel. In parallel, the Company is exploring opportunities for redress through other means, including initiating a proceeding with the European Commission due to the Swedish administrative court systems refusal to refer unsettled questions of European Union law to the Court of Justice of the European Union.

In the spring budget of 2023, the Swedish Parliament abolished the reduced energy tax for data centers, effective as of July 1, 2023.  As a result of this decision, the Company's cost of energy at its HIVE Sweden facilities has increased by approximately 0.30 SEK per kWh.  Prior to the effective date of the abolishment of the energy tax reduction, HIVE's total cost of energy at the HIVE Sweden facilities was approximately 0.30 SEK ($0.03) per kWh.  Revenues attributable to these facilities typically ranges from 0.80 to 1.00 SEK ($0.07 to $0.09) per kWh.  As at June 30, 2026, the HIVE Sweden facilities represent approximately 5% of the Company's global hashrate services per day. We believe that this change is mitigated through the supplemental power pricing arrangement that was entered into in order to fix prices for portion of their electricity consumption at attractive prices.  The Company has been exploring, and will continue to explore, strategies for minimizing the impact.

Tax Environment-Canada

Effective February 5, 2022, the Canadian government enacted tax measures to potentially restrict the ability of hashrate services companies to claim back the consumption taxes they incur on purchases of goods and services made in Canada and imports of goods and services into Canada. While still uncertain, these restrictions could impact on the Company's ability to claim back its consumption taxes (i.e. GST/HST) which apply at combined rates from 5% to 15% on the cost of goods and services, and thereby add to the Company's ongoing operating costs and the costs of its capital expenditures and imports into Canada.

Unrelated to the legislative changes outlined above, three of the Company's Canadian subsidiaries have been reassessed by CRA or RQ for consumption taxes and income taxes, and related penalties and interest. All such reassessments are being disputed by the respective subsidiaries and their representatives.

Additionally, the Company and some of its Canadian subsidiaries are currently under audit by the CRA and/or RQ also in relation to income tax and consumption taxes, again largely unrelated to the legislative changes outlined above. The Company and its subsidiaries are working towards favorable resolution of these audits but further adverse tax reassessments could result. If any such adverse reassessments are issued, the Company and its subsidiaries intend to vigorously dispute those reassessments.

The Company has recorded a provision during the year ended March 31, 2024 in the amount of $4.5 million receivable by its subsidiary 9376-9974 Quebec Inc., for our ability to claim back our consumption taxes.  During the year ended March 31, 2025, an additional provision was recognized of $0.3 million and the Company recovered $0.8 million in relation to the provision of $4.5 million and reversed an additional $0.5 million of the same provision as a result of further examination of the sales tax provision amounts.

During the year ended March 31, 2026, the Company paid $0.3 million towards the $0.3 million provisioned amount.  The Company also received an assessment of $2.3 million for sales tax payable that is included in the provision as a result of a sales tax audit related to periods prior to the acquisition of 9376-9974 Quebec Inc. in 2021.  During the year ended March 31, 2026 and prior periods, the Company received sales tax credits totaling $2.3 million that were applied against this assessment and accrued interest. During the period ended June 30, 2026, there were no additional provisions, recoveries, or assessments recorded in respect of these matters.

The Company and two of its subsidiaries have claimed and are awaiting repayment by the CRA and Revenue Quebec of significant consumption tax credits, most of which are being withheld pending resolution of ongoing audits:

1. 9376-9974 Quebec Inc. has filed for and claimed approximately C$8.7 million in consumption tax credits, which to date remain unpaid; and

2. Hive Atlantic Datacentres Ltd. has filed for and claimed approximately C$40.9 million in consumption tax credits, which to date remain unpaid.

The Company continues to work with its representatives to achieve a successful resolution of the various tax audits and reassessments, particularly for the following:

The Company and certain of its wholly-owned subsidiaries, including 9376-9974 Québec Inc., Hive Digital Data Ltd. (incorporated in Bermuda), and Hive Atlantic Datacentres Ltd. ("Hive Atlantic"), are engaged in ongoing disputes with the CRA, RQ and other provincial tax authorities. Management, together with its external tax and legal advisors, continues to pursue resolution of these matters through the applicable objection, appeal, and court processes. The significant matters are as follows:

  9376-9974 Québec Inc. received Notices of Assessment from RQ denying capital cost allowance ("CCA") claimed on certain assets for its taxation years ended December 31, 2021 through 2024. The total amount assessed, including interest and penalties, is C$5.4 million. 9376-9974 Québec Inc. is disputing this assessment and intends to file a notice of objection.
  The Company is disputing disallowed input tax credits of C$0.3 million for reporting periods from July 1, 2017 to June 30, 2021. Subsequent to the period covered by this Report, on July 27, 2006, the Company also received a Notice of Reassessment from the CRA, issued July 27, 2026, in the amount of C$4 million, inclusive of interest and penalties, asserting that GST/HST should apply to treasury and currency management services supplied by the Company to Hive Digital Data Ltd. for the period from July 1, 2021 to March 31, 2023, on the basis that Hive Digital Data Ltd. has a permanent establishment in Canada. The Company is disputing this reassessment.
  Hive Atlantic is disputing a GST/HST reassessment of C$4.2 million in respect of reporting periods from May 1, 2021 to December 31, 2021, and has filed a Notice of Appeal with the Tax Court of Canada. Hive Atlantic also received a proposal letter from the CRA quantifying proposed GST/HST adjustments of C$50.5 million, exclusive of interest and penalties, for the period from January 1, 2022 to March 31, 2025, asserting that GST/HST should apply to sales of hashpower by Hive Atlantic to Hive Digital Data Ltd., again on the basis of an alleged permanent establishment in Canada. No Notice of Assessment has been issued in respect of this proposed adjustment as of the date of this report. Hive Atlantic is disputing both matters.

Management has concluded that an unfavourable outcome in respect of these matters is reasonably possible but not probable. Accordingly, no provision has been recorded in these financial statements. The Company and its subsidiaries will continue to monitor developments and will record a provision if and when an outflow of resources becomes probable and reliably estimable. Further, in the event that we are unable to successfully dispute these assessments, we believe any amounts ultimately owed will be offset by the credits described above.

For further discussion of the risks associated with a potential adverse outcome with respect to tax disputes in Canada, see “Item 1A. Risk Factors-Risks Related to Taxation” in our Annual Report.

October 10, 2025 Crypto Crash

On October 10, 2025, the price of Bitcoin fell to approximately $104,582 (the "October 10 Event") from a high of $122,509 earlier that day, and an all-time high of $126,198 on October 6, 2025. Since its inception, Bitcoin's price has been subject to considerable volatility. On the one hand, as acceptance and adoption of Bitcoin increase, some institutional and retail investors have sought to increase their exposure to Bitcoin through leveraged positions. On October 10, 2025, approximately $19 billion in leveraged positions were liquidated, which contributed to the price decline.

This phenomenon is not unique to Bitcoin and has been observed in traditional financial markets; for instance, automated computer-based trading is often cited as a contributing factor to the stock market crash of October 19, 1987. Events such as the October 10 Event tend to erode user and investor confidence and negatively affect the Company's operations and outlook. The price of Bitcoin has not recovered from the high of $126,198 on October 6, 2025, and had a closing price of approximately $62,814 on July 31, 2026. There can be no guarantees that similar events will not occur in the future. In the event one or such events occurs, the Company may experience a material adverse change.

Expansion of HPC Business

The Company continues to develop its HPC business. The ongoing expansion of existing and planned facilities is subject to various factors, and may be delayed or adversely affected by such factors beyond the Company's control, including delays in the delivery or installation of equipment by suppliers, difficulties in integrating new equipment into existing infrastructure, shortages in materials or labor, defects in design or construction, diversion of management resources, insufficient funding, or other resource constraints. Actual costs for development may exceed the Company's planned budget. Delays, cost overruns, changes in market circumstances and other factors may result in different outcomes than those intended. In addition, to remain competitive, the Company will need to continue to invest in hardware and equipment at its facilities required for maintaining the Company's HPC activities. Should competitors introduce new services/software embodying new technologies, the Company's hardware and equipment and its underlying technology may become obsolete and require substantial capital to replace such equipment. There can be no assurance that HPC hardware will be readily available when the need is identified.

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

HIVE PARAGUAY FACILITIES

The Company announced on July 22, 2024 that it planned to develop its HIVE Valenzuela Facility. The Company has since entered into: (i) an engineering and construction agreement executed on September 26, 2024 between W3X S.A., a wholly-owned subsidiary of the Company, and Rieder & CIA S.A.C.I., a company organized pursuant to the laws of Paraguay, relating to high voltage infrastructure within the local utility's substation, bringing down the power to the HIVE Valenzuela Facility for which the contract value is approximately $3.8 million; and (ii) a purchase order from a hardware supplier for a total of 160 MVA of substation components including transformers, miscellaneous electronic parts and components at an aggregate cost of $6.0 million. Construction of the Valenzuela facility was completed in November 2025.

On January 24, 2025 the Company entered into a binding letter of intent with Bitfarms Ltd. to acquire the Yguazú Facility, a 200 MW hydro-powered data center facility in Paraguay and the acquisition closed on March 17, 2025.  Upon competition of the acquisition, the Company's operational capacity in Paraguay totaled 300 MW. We believe that the Company's expansion in Paraguay will solidify the Company's  leadership as one of Latin America's largest hashrate compute providers.

The acquisition was valued at $56 million and included ownership of a 240 MVA substation with 200 MW of capacity as well as all associated land and facilities.

Key terms of the deal included:

• $25 million payable at closing, which occurred on March 17, 2025.

• $31 million payable in equal installments over six months following closing.

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

• Phase 1 (HIVE Yguazú Facility - Air-Cooled):
Phase 1 included the deployment of 100 MW of air-cooled ASIC equipment and was completed in June, 2025. Phase 1 contributed, bringing approximately 5 EH/s to the Company's total Bitcoin mining capacity the Company's total installed capacity to 11.5 EH/s, at an average efficiency of approximately 20 Joules per TeraHash (J/TH).

• Phase 2 (HIVE Yguazú Facility - Hydro-Cooled):
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

• Phase 3 (HIVE Valenzuela Facility - Hydro-Cooled):
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

On October 20, 2025, the Company announced a 100 MW expansion of its infrastructure at its Yguazú site in Paraguay, targeted for calendar year 2026. This expansion will increase the Company's total renewable capacity in Paraguay to 400 MW.

For more information regarding expected facility site costs, please see "Business Objectives and Milestones-Use of Proceeds" below.

At-the-Market Equity Programs

On October 2, 2024, the Company entered into an equity distribution agreement (the "October 2024 ATM Equity Distribution Agreement") with Stifel, Nicolaus & Company, Incorporated, Stifel Nicolaus Canada Inc., Canaccord Genuity LLC, Canaccord Genuity Corp., Roth Canada, Inc., B. Riley Securities, Inc., and Northland Securities, Inc.  (collectively the "October 2024 ATM Agents"). Under the October 2024 Equity Distribution Agreement, the Company was permitted, from time to time, to sell up to $200 million of its common shares (the "October 2024 Amended ATM Equity Program"). An aggregate of $180.8 million common shares were sold pursuant to the October 2024 Equity Distribution Agreement.

Subsequently, on May 14, 2025, the October 2024 Equity Distribution Agreement was amended and superseded in its entirety by an amended and restated equity distribution agreement (the "Amended October 2024 ATM Equity Distribution Agreement"). The Company was permitted to sell up to $119.2 million common shares under the Amended October 2024 ATM Equity Distribution Agreement. The Amended October 2024 ATM Equity Program was completed on October 1, 2025.

On November 25, 2025, the Company entered into an equity distribution agreement with  Keefe, Bruyette & Woods, Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Roth Capital Partners LLC, B. Riley Securities, Inc., Northland Securities, Inc., and Rosenblatt Securities Inc., Stifel Nicolaus Canada Inc., Cantor Fitzgerald Canada Corporation, Canaccord Genuity Corp. and Roth Canada, Inc. (collectively, the "November 2025 ATM Agents"), which amended and restated in its entirety by an amended and restated equity distribution agreement between the Company and the November 2025 ATM Agents dated June 16, 2026 (such equity distribution agreement, as so amended and restated, is referred to herein as the "November 2025 Equity Distribution Agreement"). Under the November 2025 Equity Distribution Agreement, the Company may, from time to time at its option to or through any of the November 2025 ATM Agents, acting as agent and/or principal, offer and sell up to US$300,000,000 common shares (the "November 2025 ATM Equity Program").

The following table sets forth the number of shares sold and gross proceeds received under each of our ATM Equity Programs during the three month periods ended June 30, 2026 and 2025, and the fiscal year ended March 31, 2026:

	Three months ended June 30,				Fiscal year ended March 31,
	2026		2025		2026
	Shares Issued	Gross Proceeds ($)	Shares Issued	Gross Proceeds ($)	Shares issued	Gross Proceeds ($)
October 2024 ATM Equity Program	-	-	38,109,822	$70 million	15,266,061	$25.9 million
Amended October 2024 ATM Equity Program	-	-	-	-	53,540,585	$119.2 million
November 2025 ATM Equity Program	9,855,902	$31.1 million	-	-	19,909,599	$56.9 million

See also Note 18-Equity to our Financial Statements included with this Quarterly Report.

The following chart summarizes the proceeds raised pursuant to these offerings, and the amount spent on the Company's various facilities during the time such offerings were active:

ATM Program	Proceeds	Use of Proceeds Per Facility(1)
October 2024 ATM Equity Program and the Amended October 2024 ATM Equity Program	$300 million	Purchase of $6.6 million in data center equipment for Sweden (Boden & Boden 2) Facility
Purchase of $15.6 million data center equipment for New Brunswick Facility and Montreal Facility
Purchase of $229.4 million in data center equipment and development costs for Paraguay Facilities
Purchase of $20.3 million data center equipment for Montreal (HPC) Facility
Acquisition of Zunz SA from Bitfarms Ltd. and project payments of $63.8 million for Yguazú Paraguay Facility
November 2025 ATM Equity Program	$94.3 million	Purchase of $0.1 million in data center equipment for Lachute (Québec) Facility
Purchase of $35.8 million in data center equipment, land acquisition, and development costs for Paraguay Facilities
Data center development costs of $2 million for Sweden Facilities (Boden 2)
Data center cost consisting of equipment and deposits of $12.6 million for HPC
Land acquisition cost of $25.3 million for HPC

Notes:
(1) Note that the use of proceeds per facility is not in exact alignment with the proceeds under the various at-the-market offerings, as the Company funds acquisitions through a number of methods, including private placements and operating revenues

Exchangeable Note Offerings

April Note Offering

On April 21, 2026, the Company's wholly-owned subsidiary, HIVE Bermuda 2026 Ltd., completed an offering (the "April Note Offering") of $115 million aggregate principal amount of exchangeable senior notes (the "April Notes") which included the full exercise of the initial purchasers' option to purchase an additional $15 million of Notes. Net proceeds were $109.8 million after deducting commissions and expenses. In connection with the April Note Offering, HIVE entered into capped call transactions with certain financial institutions, designed to mitigate economic dilution or excess cash outlay upon exchange of the April Notes above the exchange price up to the cap price. The capped call transactions related to the April 2026 Note Offering were funded using approximately $19.8 million of cash on hand.

HIVE Bermuda 2026 Ltd. intends to use the net proceeds from the April Note Offering to subscribe for shares of, or make capital contributions to, one or more of HIVE's direct or indirect subsidiaries, which in turn will use such proceeds for general corporate purposes, capital investment (including, but not limited to, the purchase of graphics processing units) and data center development.

June Note Offering

On June 30, 2026, HIVE Bermuda 2026 Ltd. completed an offering (the "June Note Offering") of $130 million aggregate principal amount of exchangeable senior notes (the "June Notes") which included the full exercise of the initial purchasers' option to purchase an additional $15 million of June Notes. Net proceeds were $124.9 million after deducting commissions and expenses. In connection with the June Note Offering, HIVE entered into capped call transactions with certain financial institutions, designed to mitigate economic dilution or excess cash outlay upon exchange of the Notes above the exchange price up to the cap price. The capped call transactions related to the June 2026 Note Offering were funded using approximately $15.7 million of cash on hand.

HIVE Bermuda 2026 Ltd. intends to use the net proceeds from the June Offering to fund one or more of HIVE's direct or indirect subsidiaries, or to make a capital contribution to any such subsidiary or subsidiaries, which in turn will use such proceeds for general corporate purposes, capital investment (including, but not limited to, the purchase of graphics processing units) and data center development.

Business Objectives and Milestones

The Company's business objectives are to increase shareholder value and continue its operations as one of the globally diversified publicly traded data center companies with a focus on digital asset hashrate services and HPC, powered by sustainable energy.  The Company's expectations are based on significant assumptions and are subject to significant risks.

The Company intends to use the available funds as set forth above based on budgets and consultations with the Board of Directors of the Company. However, there may be circumstances where, for sound business reasons, a reallocation of the funds may be necessary or desirable in order to achieve our overall business objectives. Accordingly, management has, and will continue to have, the discretion to modify the allocation of the Company's available funds, including the net proceeds received in the Company's ATM Programs and Note Offerings, if necessary. Investors are cautioned that the actual amount the Company may in connection with each of the intended uses of the proceeds may vary significantly from the amounts specified herein and will depend on a number of factors, including those referred to under "TRENDS, UNCERTAINTIES AND OTHER FACTORS IMPACTING OUR BUSINESS AND INDUSTRY" and elsewhere in this Quarterly Report, as well as in our Annual Report, particularly under Item 1.A "Risk Factors."

The following table sets forth the Company's business objectives and milestones as of the date hereof, the progress of achieving these milestones, and a comparison of the actual costs spent against the estimated costs, other than those objective and milestones that the Company has previously announced or disclosed as having been completed or achieved.

Business Objectives and Milestones	Status	Estimated Costs	Expenditures to Date
Fleet upgrade	Ongoing. The Company undergoes continual upgrade of its fleet of equipment by making strategic purchases to replace the least efficient ASIC equipment with new generation equipment.	$60 million	$5.9 million
Paraguay Expansion	Ongoing. The Company is currently undertaking planned 100 MW expansion of its substation at its Yguazú site in Paraguay, targeted for calendar year 2026. As of the date of this report, construction activities related to the expansion have commenced and key infrastructure components have been ordered.	$15 million	$13.5 million
HPC expansion	Ongoing. Over the next 36 months, the Company anticipates significant capital expenditures associated with expansion of its HPC business operations, totaling up to approximately $493 million. This includes early-stage allocation of investments of: (i) approximately $61 million in strategic land acquisitions for data center expansion (including land acquisition plans in Ontario, Canada); (ii) approximately $150 million in infrastructure buildout costs; (iii) up to approximately $150 million for GPU acquisitions to support high-performance computing and AI workloads; and (iv) up to approximately $132 million for GPU acquisitions for deployment within data centers in connection with its teaming agreement with Bell Canada as announced on August 19, 2025.	$493 million	$88.8 million
Upgrade HIVE Facilities located in Toronto, Ontario to Tier-III HPC data centers.	The Company intends to spend approximately $35 million to transition the Toronto Facility to a Tier-III data center. $Nil expenditure has occurred as of the date of this report. The Toronto Facility was acquired on September 15, 2025.	$35 million	$nil

CONSOLIDATED RESULTS OF OPERATIONS ON A QUARTERLY BASIS

	Q1 2027	Q4 2026	Q3 2026	Q2 2026	Q1 2026
(in thousands)
Revenue from digital currency mining	$72,060	$67,174	$88,225	$82,073	$40,797
High performance computing hosting	7,060	4,642	4,886	5,180	4,814
	79,120	71,816	93,111	87,253	45,611

Operating and maintenance	(53,877)	(53,597)	(60,084)	(44,065)	(28,983)
High performance computing service fees	(1,055)	(689)	(883)	(784)	(809)
Depreciation	(53,678)	(52,702)	(57,420)	(38,292)	(22,011)
	(29,490)	(35,172)	(25,276)	4,112	(6,192)

Gross operating margin	24,188	17,530	32,144	42,404	15,819
Gross operating margin % (1)	31%	24%	35%	49%	35%
Gross margin %	(37% )	(49% )	(27% )	5%	(14% )

Net realized and unrealized gains (losses) on digital currencies (2)	(809)	(7,218)	(9,754)	4,553	23,161
General and administrative	(9,021)	(9,395)	(8,447)	(7,800)	(5,750)
Foreign exchange (loss) gain	(2,874)	(8,601)	4,737	601	2,872
Share based compensation	(7,082)	(7,237)	(6,998)	(5,472)	(5,750)
Unrealized gain (loss) on investments	1,277	(2,263)	(13,654)	(8,282)	8,172
Change in fair value of derivatives	(7,062)	(5,307)	(31,571)	(2,264)	16,436
Non-cash provision for regulatory liabilities	(84,650)	-	-	-	-
Provision on sales tax receivables	-	-	1,548	-	1,367
Impairment of receivable on sale of subsidiary	-	-	(1,816)	-	-
(Loss) gain on sale of mining assets	(960)	-	-	48	1,312
Other income	675	967	699	54	325
Finance expense	(1,336)	(411)	(299)	(328)	(288)
Tax expense	(1,575)	(1,703)	(496)	(1,019)	(649)
Net (loss) income from continuing operations	$(142,907)	$(76,340)	$(91,327)	$(15,797)	$35,016

EBITDA (1)	$(86,318)	$(21,524)	$(33,112)	$23,842	$57,964
Adjusted EBITDA (1)	$13,436	(8,980)	5,725	31,530	$44,599

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

CONSOLIDATED RESULTS OF OPERATIONS ON A PERIOD END BASIS

	Three months ended June 30,
	2026	2025
(in thousands)
Revenue from digital currency mining	$72,060	$40,797
High performance computing hosting	7,060	4,814
	79,120	45,611

Operating and maintenance	(53,877)	(28,983)
High performance computing service fees	(1,055)	(809)
Depreciation	(53,678)	(22,011)
	(29,490)	(6,192)

Gross operating margin	24,188	15,819
Gross operating margin % (1)	31%	35%
Gross margin %	(37% )	(14% )

Net realized and unrealized gains (losses) on digital currencies (2)	(809)	23,161
General and administrative	(9,021)	(5,750)
Foreign exchange (loss) gain	(2,874)	2,872
Share based compensation	(7,082)	(5,750)
Unrealized gain (loss) on investments	1,277	8,172
Change in fair value of derivatives	(7,062)	16,436
Non-cash provision for regulatory liabilities	(84,650)	-
Provision on sales tax receivables	-	1,367
Impairment of receivable on sale of subsidiary	-	-
(Loss) gain on sale of mining assets	(960)	1,312
Other income	675	325
Finance expense	(1,336)	(288)
Tax expense	(1,575)	(649)
Net (loss) income from continuing operations	$(142,907)	$35,016

EBITDA (1)	$(86,318)	$57,964
Adjusted EBITDA (1)	$13,436	$44,599

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

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Revenue:

• Revenue from digital currency mining was $72.1 million for the current period compared to $40.8 million in the prior comparative period. The Company received 1,004 Bitcoin compared to 406 Bitcoin in the comparative prior period.  The main reason for the increase was the higher amount of Bitcoin rewards as a result of the increase in the Company's global hashrate, partially offset by the decrease in the average Bitcoin price to $71,682 from $98,373 in the comparative prior period, and by the increase in network difficulty to an average of 134.7 trillion during the current period compared to 122.6 trillion in the comparative period.

• Revenue from high performance computing hosting was $7.1 million for the current period compared to $4.8 million in the prior period. The main reason for the increase was that the Company commenced revenue recognition from a new two-year contract announced February 13, 2026, that provides for gross monthly recurring revenue of $1.25 million.

Cost of sales:

• Operating and maintenance costs for digital currency mining were $51.0 million for the current period compared to $26.8 million in the prior period. These costs consisted of fees paid to suppliers (including local electricity providers), as well as service providers to operate our data centers.  These costs include daily monitoring and maintenance and all other costs directly related to the maintenance and operation of the data center equipment. The main reason for the increase was an increase in the Company's global hashrate resulting in an increase in electricity costs during the period totaling $45.9 million compared to $23.1 million in the comparative period.

• Operating and maintenance costs for high performance computing hosting were $2.9 million for the current period compared to $2.1 million in the prior period. These costs consisted of fees paid to suppliers, service providers to operate our data centers and all other costs directly related to the maintenance and operation of the data center equipment. The increase is attributable to the Company's expanded infrastructure, including ongoing operations at Tier-III facilities in Montreal and Stockholm.

• High performance computing service fees are fees from GPU marketplace aggregators where these GPUs are listed and will vary based on the market demand in connection with the revenue from high performance computing hosting. The service fees were $1.1 million for the current period compared to $0.8 million for the prior period.

• Depreciation was $53.7 million for the current period compared to $22 million in the prior period. The increase was mainly attributable to additions as the Company expanded its fleet of ASIC machines in Paraguay in fiscal 2026.

Gross operating margin and gross loss:

• The gross operating margin from digital currency mining was $21.1 million in the current period compared to $14.0 million in the prior period. Gross operating margin is directly impacted by digital currency prices and the network difficulty level, which in turn as impacts revenue from mining operations. The increase in the gross margin is mainly due to the results of the above-mentioned items under revenue and cost of sales.

• The gross operating margin from high-performance computing hosting was $3.1 million in the current period compared to $1.9 million in the prior period. The increase in the gross margin is mainly due to the results of the items noted above under revenue and cost of sales.

• The gross loss was $29.5 million in the current period compared to gross loss of $6.2 million in the comparative prior period. The increase in the gross loss is mainly due to the results of the above noted items under revenue and cost of sales.

Revaluation of digital currencies:

• The Company recognized an unrealized loss on revaluing its digital currencies of $1.6 million compared  to an unrealized gain of $5.9 million in the prior comparative period as a result of the movement in the Bitcoin price over the period and the size of the Company's Bitcoin holdings. The Company mainly holds Bitcoin as a digital currency. During the prior period ended, the price of Bitcoin increased from an average price of $85,138 in March 2025 to $105,737 in June 2025 whereas during the current period ended the price of Bitcoin decreased from an average price of $69,447 in March 2026 to $63,503 in June 2026.

• In addition, the Company disposed of digital currencies with total gross proceeds of $70.8 million during the current period. Of this amount, $67.6 million represented cash proceeds, while the remaining $3.2 million (representing 46 Bitcoin) was used as non-cash consideration for deposits on mining equipment. The Company recognized a realized gain of $0.8 million on these disposals. In the prior comparative period, the Company disposed of digital currencies with a total gross value of $207.1 million during the comparative period. Of this amount, $66.4 million represented cash proceeds, while the remaining $140.7 million (representing 1,565 BTC) was used as non-cash consideration for equipment deposits with Bitmain. The Company recognized a realized gain of $17.3 million on the gross disposal amount of $207.1 million.

Other items:

• General and administrative expenses were $9.0 million in the current period compared to $5.8 million in the prior period. Professional, advisory and consulting expenses increased by $0.3 million; office, administration and regulatory increased by $3.5 million, primarily due to $3.0 million of straight-line lease expense associated with the Merritt facility, which is being recognized in general and administrative expenses as the operations at the underlying data center are not yet in commercial operation; marketing increased by $0.1 million; and management fees, salaries, and wages decreased by $0.6 million.

• Foreign exchange loss was $2.9 million in the current period compared to a gain of $2.9 million in the prior period due to the movement in exchange rates. The Company operates in multiple jurisdictions and is exposed to foreign currency fluctuations.

• Share based compensation expense was $7.1 million in relation to the options and restricted share units vested in the period compared to $5.8 million in the prior comparative period. The increase is mainly due to RSU grants issued during the current period.

• Unrealized gain on investments was $1.3 million compared to an unrealized gain of $8.2 million in the prior period.  The Company holds several investments some of which are traded in the active markets which fluctuate from time to time in value.

• Change in fair value of derivatives was a loss of $7.1 million compared to a gain of $16.4 million in the prior period, comprised of three distinct derivative components as follows:

The Company transferred Bitcoin as a deposit on equipment and received options to buy back the Bitcoin. These options were measured at fair value on the issuance dates. The derivative component is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $0.7 million on these Bitcoin options, as opposed to a gain of $16.6 million in the prior comparative period.

The Company's warrant liability derivative is similarly re-valued each reporting period using the Black-Scholes option pricing model, resulting in a loss of $1.7 million on the warrant liability, as opposed to loss of $0.2 million in the prior comparative period.

The Company entered into capped call transactions in connection with the April and June 2026 convertible note offerings. The capped call transactions are treated as a derivative asset measured at fair value. The capped call is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $4.6 million on the capped call component.

• Non cash provision for regulatory liabilities was $84.7 million in connection with the Company’s ongoing dispute with the STA against the Company's Bikupa subsidiaries, following adverse Court of Appeal judgments that led management to conclude a loss is now probable. There was no comparable charge in the prior period. The provision covers all VAT periods through June 30, 2026, and comprises disputed input VAT of $76.6 million, tax supplements of $1.5 million and interest of $6.6 million.

• Provision on sales tax receivable was $nil compared to $1.4 million the prior period. During the prior comparative period, the Company received sales tax credits totalling $1.4 million connected to sales tax filing periods between July 2024 to March 2025.

• Loss on equipment sales was $1.0 million compared to a gain of $1.3 million in the prior period. The Company disposes of older-generation ASIC mining equipment and legacy GPU cards that are nearly or fully depreciated as opportunities arise to upgrade its data center equipment.

• Other income was $0.7 million in the current period compared to $0.3 million in the prior period.

• Finance expense was $1.3 million in the current period compared to $0.3 million in the prior period.  This includes interest for finance lease, loans payable, mortgage payable and the term loan. The increase was mainly a result of the interest on mortgage payable by $0.2 million in connection with the real property acquisitions in Ontario, Canada in calendar 2026, and $0.7 million for the convertible notes issued in April and June 2026.

• Tax expense was $1.6 million in the current period compared to an expense of $0.6 million in the prior period. The Company incurs tax expense as result of taxable income in its operations in Sweden, Paraguay and Canada after the use of its tax attributes within those jurisdictions.

CONSOLIDATED BALANCE SHEET

	June 30,	March 31,
(in thousands)	2026	2026
Cash	$208,039	$23,113
Amounts receivable and prepaids	18,887	15,566
Investments	10,858	9,741
Derivative asset	30,994	606
Digital currencies	11,248	10,822
Plant and equipment	453,154	480,476
Long term receivable	2,051	2,147
Deposits, net of provision	82,998	53,579
Right of use asset	106,411	43,096
TOTAL ASSETS	$924,640	$639,146

Accounts payable and accrued liabilities	$118,403	$27,045
Current portion of lease liability	12,216	12,368
Current portion of mortgage payable	162	143
Term loan	1,600	2,038
Current portion of loans payable	1,460	1,460
Warrant liability	2,154	413
Current income tax liability	7,059	10,968
Convertible loan - liability component	234,872	-
Loans payable	9,457	9,497
Lease liability	96,237	31,212
Mortgage payable	18,300	14,348
Deferred tax liability	21	295
TOTAL LIABILITIES	$501,941	$109,787

The following is a summary of key balance sheet items:

Cash and cash equivalents

• Cash and cash equivalents as at June 30, 2026, was $208 million, an increase of $184.9 million from $23.1 million at March 31, 2026. Refer to the Liquidity and Capital Resources section below for details on changes in cash.

Amounts receivable and prepaids

• Amounts receivable and prepaids increased by $3.3 million during the current period as a result of an increase in trade accounts receivable due to timing of collections.

Investments

• The Company holds a number of investments some of which are traded in active markets.  As a result, these investments fluctuate in value from time to time. Investments increased by $1.1 million during the current period to $10.9 million, mainly due to an unrealized mark to market gain of $1.3 million, partially offset by foreign exchange of $0.2 million. In the current period, the Company did not purchase or dispose of any investment holdings.

Digital currencies

• Digital currencies at June 30, 2026 mainly consisted of 190 Bitcoin (March 31, 2026 - 150 Bitcoin). The increase of $0.4 million was mainly due to the increase in Bitcoin held at period end and a lower Bitcoin price of $58,237 compared to Bitcoin price of $70,747 at March 31, 2026.

Property, plant and equipment

• Property, plant and equipment decreased by $27.3 million during the current period, primarily due to depreciation of $52.2 million, partially offset by additions of $27.0 million comprised of land of $19.1 million, equipment of $4.1 million and buildings and leasehold improvements of $3.8 million. The remainder of the change is due to foreign exchange and the disposal of equipment.

Long term receivable

• Long term receivable decreased by $0.1 million during the current period and consists of value added tax receivables in Sweden that are considered to be long term in connection with timing of the receipt of these input taxes.

Derivative asset

• The Company carries derivative assets consisting of derivative from options to repurchase Bitcoin from deposits on equipment paid via Bitcoin and derivative from capped call transactions in connection with the April and June 2026 convertible notes.

The Company entered into certain equipment purchase agreements to provide the Company with the right to pay for the equipment deposit using Bitcoin and if the Company chose to do so it would receive the right to repurchase the Bitcoin in the future for a fixed price. During the current period, the Company transferred 46 Bitcoin as deposits on equipment and received options to buy back the Bitcoin, resulting in additions to the derivative asset of $0.2 million.  The options were initially measured at fair value on various issuance dates during the current period using the Black-Scholes option pricing model. No options were exercised during the current period.  The options are re-valued each reporting period.  The derivative asset decreased by $0.7 million during the current period to $0.1 million at June 30, 2026 (March 31, 2026 - $0.6 million).

The Company entered into capped call transactions in connection with the April and June 2026 convertible note offerings. The Company paid a total of $35.5 million towards capped call transactions which are treated as a derivative asset measured at fair value. The capped calls are re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $4.6 million on the capped call component resulting in a period ended balance of $30.9 million.

Deposits

• Deposits mainly consist of deposits with energy suppliers and equipment deposits which increased by $29.8 million during the current period.  The increase is mainly due to an increase in equipment deposits in connection with equipment advances towards the 2,304 GB200 GPUs equipment procurement announced June 18, 2026.

Right of use assets

• Right of use assets increased by $63.3 million during the current period, mainly due to a new operating lease for a data centre located in British Columbia, Canada. The lease has a 10 year term and was recognized as an operating lease on commencement, increasing right of use assets by $69.3 million.

• The increase was partially offset by amortization of $2.2 million on operating leases and $1.5 million on finance leases, and foreign exchange.

Accounts payable and accrued liabilities

• Accounts payable and accrued liabilities increased by $91.4 million during the current period due to the normal course of operations, due to the timing of billings and payments and mainly due to provision for STA VAT assessments. The increase was partly a result of the Company having $3.7 million payable to ANDE for May 2026 energy consumption in Paraguay for its 100 MW, and $4.5 million payable towards electrical grid interconnection infrastructure for a planned data center development which were paid as of the date of this report. The significant addition is the $84.7 million non-cash provision in connection with the Company’s ongoing dispute with the STA against the Company's Bikupa subsidiaries, following adverse Court of Appeal judgments that led management to conclude a loss is now probable. The provision covers all VAT periods through June 30, 2026, and comprises disputed input VAT of $76.6 million, tax supplements of $1.5 million and interest of $6.6 million.

Term loan

• As part of the Atlantic acquisition the Company acquired a $11.0 million term loan ("Atlantic Term Loans").  The Atlantic Term Loans were made up of two discrete balances; Term Loan 1 and Term Loan 2; bearing interest at 3.33% per annum and had a maturity date of June 30, 2024.  The Company renewed Term Loan 1 over a 1-year term bearing interest at 5.31% with a balance remaining of C$4.2 million, and Term Loan 2 was renewed at 5.15% over a 2 year term with a balance remaining of C$2.6 million. On June 30, 2025, the Company renewed Term Loan 1 over a 1-year term at an interest rate of 4.39% with a balance remaining of C$2.8 million. On June 30, 2026, the Company renewed Term Loan 1 and Loan 2 over a 1-year term at an interest rate of 4.56% with a combined balance remaining of C$2.3 million.  The principal and interest payment is the same as noted above.

• The Atlantic Term Loans decreased by $0.4 million as a result of the repayment of principal and interest amounts during the current period.

• On April 21, 2025, the Company received a covenant amendment from its lender in relation to the Atlantic Term Loans maintained by HIVE Atlantic Datacentres Ltd.  The lender formally withdrew the minimum working capital ratio of 1.2 to 1 and the maximum long-term debt to tangible net worth ratio of 2 to 1, leaving the only remaining covenant of minimum debt service coverage ratio of EBITDA of 1.5 to 1.  As at June 30, 2026, HIVE Atlantic Datacentres Ltd. was in compliance with the amended required debt service coverage ratio covenant.

Warrant liability

• As part of the change in the functional currency of HIVE Digital Technologies Ltd. from the Canadian dollar to the U.S. dollar during the year ended March 31, 2025, all of the Company's issued and outstanding warrants were reclassified from equity to liability.  The warrants have strike prices denominated in Canadian dollars and are not indexed to the Company's stock because of the change in functional currency.  The warrant is re-valued each reporting period.  As at June 30, 2026, the warrant liability was re-valued at $2.2 million using the Black-Scholes option pricing model. The increase was $1.7 million and the key input change in the pricing model was stock price. There were 3,004,375 warrants outstanding at both June 30, 2026 and March 31, 2026, with a weighted average exercise price of C$5.96.

Current income tax liability

• The Company's current income tax liability decreased by $3.9 million during the current period to $7.1 million at June 30, 2026, reflecting income tax payments made during the current period net of current tax expense on taxable income in its operations in Sweden, Paraguay and Canada.

Convertible loan

  During the current period, the Company issued convertible notes with an aggregate face value of $245 million, comprised of $115 million issued in April 2026 and $130 million issued in June 2026. The liability components recognized on issuance were $109.8 million and $124.9 million, respectively, and accretion and interest of $0.2 million was recognized during the current period. As at June 30, 2026, the convertible loan balance was $234.9 million, all of which is classified as non-current.

Loans payable

• The Company incurred a loan as part of the sale of the net assets of Boden Technologies AB.  The loan facility bears interest at the Swedish government borrowing rate plus 1% per annum and has a maturity date of December 31, 2035.  The balance decreased by less than $0.1 million during the current period, as foreign exchange of $0.2 million was largely offset by interest accrued of $0.2 million. No principal was repaid during the current period.

Lease liability

• Lease liabilities increased by $64.9 million during the current period, mainly due to the recognition of the Bell Merritt British Columbia data centre operating lease of $66.3 million and interest accretion of $2.8 million, partially offset by lease payments of $4.1 million and foreign exchange and other movements.

Mortgage payable

• On January 20, 2026, the Company acquired real property located in Ontario and the Company issued a vendor takeback mortgage ("Mortgage 1") to the seller. The mortgage has a principal of $14.7 million (C$20 million), bears interest at 6.00% annually and interest payments are due on a quarterly basis. The mortgage has a term of two years and the full amount of the principal is due at maturity.

• On May 15, 2026 the Company acquired real property located in Ontario and the Company issued a vendor takeback mortgage ("Mortgage 2") to the seller. The mortgage has a principal of $4.4 million (C$6 million), bears interest at 6.00% annually and interest payments are due on a quarterly basis. The mortgage has a term of three years and the full amount of the principal is due at maturity.

• Total mortgage payable increased by $4.0 million during the current period mainly as a result of the additional mortgage partially net of repayments of $0.2 million in interest and foreign exchange.

Deferred tax liability

• The Company's deferred tax liability decreased by $0.3 million during the current period to a nominal amount at June 30, 2026 as a result of the changes in the tax attributes and balances within the jurisdictions for the operational subsidiaries in which they operate.

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

The following table provides illustration of the calculation of the gross operating margin for the last five quarters:

Calculation of Gross Operating Margin: (in thousands)	Q1 2027	Q4 2026	Q3 2026	Q2 2026	Q1 2026

Revenue (1)	$79,120	$71,816	$93,111	$87,253	$45,611
Less:
Operating and maintenance costs:	(53,877)	(53,597)	(60,084)	(44,065)	(28,983)
HPC service fees:	(1,055)	(689)	(883)	(784)	(809)
Gross Operating Margin	$24,188	$17,530	$32,144	$42,404	$15,819

Gross Operating Margin %	31%	24%	35%	49%	35%

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

The following table provides illustration of the calculation of the gross mining margin for the last five quarters:

Calculation of Gross Mining Margin: (in thousands)	Q1 2027	Q4 2026	Q3 2026	Q2 2026	Q1 2026

Revenue from digital currency mining	$72,060	$67,174	$88,225	$82,073	$40,797
Less:
Mining operating and maintenance costs:	(51,000)	(51,334)	(57,785)	(42,076)	(26,843)
Gross Mining Margin	$21,060	$15,840	$30,440	$39,997	$13,954

Gross Mining Margin %	29%	24%	35%	49%	34%

Gross High-Performance Computing (HPC) Margin

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

The following table provides illustration of the calculation of the gross HPC margin for the last five quarters:

Calculation of Gross HPC Margin: (in thousands)	Q1 2027	Q4 2026	Q3 2026	Q2 2026	Q1 2026

High-performance computing	$7,060	$4,642	$4,886	$5,180	$4,814
Less:
HPC operating and maintenance costs:	(2,877)	(2,263)	(2,299)	(1,989)	(2,140)
HPC service fees:	(1,055)	(689)	(883)	(784)	(809)
Gross HPC Margin	$3,128	$1,690	$1,704	$2,407	$1,865

Gross HPC Margin %	44%	36%	35%	46%	39%

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

The following table provides illustration of the calculation of EBITDA and Adjusted EBITDA for the last five quarters:

Calculation of EBITDA & Adjusted EBITDA: (in thousands)	Q1 2027	Q4 2026	Q3 2026	Q2 2026	Q1 2026
Net (loss) income (1)	(142,907)	(76,340)	(91,327)	(15,797)	35,016
Add the impact of the following:
Finance expense	1,336	411	299	328	288
Depreciation	53,678	52,702	57,420	38,292	22,011
Tax expense	1,575	1,703	496	1,019	649
EBITDA	(86,318)	(21,524)	(33,112)	23,842	57,964
Change in fair value of derivatives	7,062	5,307	31,571	2,264	(16,436)
Non-cash provision for regulatory liabilities	84,650	-	-	-	-
Provision on sales tax receivables	-	-	(1,548)	-	(1,367)
Impairment of receivable on sale of subsidiary	-	-	1,816	-	-
Gain on sale of mining assets	960	-	-	(48)	(1,312)
Share-based compensation	7,082	7,237	6,998	5,472	5,750
Adjusted EBITDA	13,436	(8,980)	5,725	31,530	44,599

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

As at June 30, 2026, the Company had working capital of $137.0 million (March 31, 2026 - working capital balance of $5.4 million).

• The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the three month period ended June 30,
	2026	2025
Net cash provided by operating activities	$4,057	10,228
Net cash used in investing activities	(48,118)	(61,956)
Net cash provided by financing activities	228,562	52,852
Effects of exchange rate changes on cash	425	102
Net change in cash during the period	184,926	1,226
Cash
Beginning of the period	23,113	23,375
End of the period	$208,039	24,601

Operating Activities

Net cash provided by operating activities was $4.1 million in the current period compared to $10.2 million in the prior comparative period, a decrease of $6.1 million.  The decrease was primarily attributable to an increase in operating and maintenance costs reflecting mainly the operations in Paraguay relative to the comparative period following completion of its expansion phases and foreign exchange.

Investing Activities

Net cash used in investing activities was $48.1 million in the current period compared to $62.0 million in the prior comparative period, a decrease of $13.9 million. This decrease was primarily due to the completion of the Company's 300MW expansion in Paraguay during fiscal 2026, with investing activity in the current period focused on expanding the Company's high-performance computing business, including land acquisitions and equipment deposits.

Financing Activities

Net cash provided by financing activities was $228.6 million in the current period compared to $52.9 million in the prior comparative period, an increase of $175.7 million. The increase was primarily driven by net proceeds of $199.2 million from the issuance of the April and June 2026 exchangeable senior notes, with no comparable issuance in the prior period. This was partially offset by lower net proceeds from share offerings of $30.0 million in the current period compared to $68.0 million in the prior period, as well as the absence of the $15.5 million acquisition loan repayment that occurred in the prior period.

As at June 30, 2026, the contractual maturities of financial and other liabilities, including estimated interest payments, are as follows:

	Contractual
(in thousands)	cash flows	within 1 year	1 to 3 years	3 to 5 years	5+ years
Accounts payable	$33,254	$33,254	$-	$-	$-
Term loan	1,600	1,600	-	-	-
Lease commitments - operating	132,065	11,454	27,206	28,115	65,290
Lease commitments - finance	31,362	11,404	19,958	-	-
Mortgage payable	20,500	1,100	19,400	-	-
Loans payable and interest	13,061	1,482	2,847	2,691	6,041
Convertible notes	245,000	-	-	245,000	-
Total	$476,842	$60,294	$69,411	$275,806	$71,331

Lawsuits

Our lawsuits are summarized in Note 16 Commitments and Contingencies to the Financial Statements.

Commitments

Our commitments are summarized in Note 16 Commitments and Contingencies to the Financial Statements.

Contingent liability

Our contingent liability is summarized in Note 16 Commitments and Contingencies to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based  on our unaudited condensed consolidated financial statements, which are prepared in accordance with US GAAP.  While the Company's significant accounting policies are described in Note 3 of the Company's consolidated financial statements as at and for the year ended March 31, 2026,  we believe that the following accounting policies and estimates are most critical to understanding and evaluating this management's discussion and analysis:

Revenue from digital currency mining

We participate in digital asset mining pools and provide computing power and transaction verification services to the mining pool in exchange for non-cash consideration in the form of Bitcoin. We measure the non-cash consideration received at the fair market value of the Bitcoin received. Management estimates fair value on a daily basis, as the quantity of Bitcoin received multiplied by the price quoted on the date and time it was received in the Company's wallet.

Stock-based compensation

We measure equity-settled share-based payments, including equity awards such as stock options, restricted stock units and broker warrants to certain of its employees, directors, officers, and consultants based on their fair value at the grant date and recognize compensation expense on a graded basis over the vesting period. The amount recognized as an expense is net of estimated forfeitures, such that the amount ultimately recognized is based on the number of awards that ultimately vest. We estimate forfeitures based on historical forfeiture trends. If actual forfeiture rates are not consistent with our estimates, we may be required to increase or decrease compensation expenses in future periods

Impairment of long-lived assets

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

SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2026, the Company issued 1,273,625 common shares under the RSU Plan upon the exercise of restricted share units.

Subsequent to the period ended June 30, 2026, the Company issued 2,002,330 November 2025 ATM Shares pursuant to the November 2025 ATM Equity Program for gross proceeds of $6.3 million.  The November 2025 ATM shares were sold at prevailing market prices for an average price per November 2025 ATM Share of $3.13 (C$4.41). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $0.2 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement.

On July 17, 2026 the Company’s wholly-owned subsidiary Buzz Beta Cloud Inc., entered into a binding purchase agreement for the acquisition of equipment and related services totalling $186.9 million. Under the terms of the agreement a 10% non-refundable deposit was required to secure the order, and on July 24, 2026, the Company paid the required deposit of approximately $18.7 million.  A further 15% is payable upon notification that the OEM has received the required components, with the remaining 75% due prior to shipment. The Company intends to fund the remaining balance from existing cash resources and available financing sources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see "Cautionary Note Regarding Forward-Looking Statements" above.

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

As of June 30, 2026, we held 190 Bitcoin. Based on a fair value of approximately $58,237 per Bitcoin, the aggregate fair value of these holdings as of June 30, 2026, was approximately $10.6 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 16 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. See "Risk Factors—Risks Related to Taxation" in the Annual Report.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors set forth in Part I, Item 1.A of the Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes contained herein, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or results of operations. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted , modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Notice of Articles and Articles	F-3	333-291676	3.1	11/20/2025
3.2	Amended Articles	8-K	001-40398	3.1	5/11/2026
4.1	Indenture dated April 21, 2026 by and among HIVE Digital Technologies Ltd., HIVE Bermuda 2026 Ltd. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-40398	4.1	4/21/2026
4.2	Form of 0% Exchangeable Senior Note due 2031 (included in Exhibit 4.1)	8-K	001-40398	4.2	4/21/2026
4.3	Indenture dated June 30, 2026 by and among HIVE Digital Technologies ltd., HIVE Bermuda 2026 Ltd., and US Bank Trust Company, National Association, as Trustee	8-K	001-40398	4.1	7/1/2026
4.4	Form of 0% Exchangeable Senior Note due 2031(included in Exhibit 4.3)	8-K	001-40398	4.2	7/1/2026
10.1	Equity Distribution Agreement dated as of November 25, 2025 by and among the Registrant and Keefe, Bruyette & Woods, Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Roth Capital Partners LLC, B. Riley Securities, Inc., Northland Securities, Inc., Rosenblatt Securities Inc., Stifel Nicolaus Canada Inc., Cantor Fitzgerald Canada Corporation, Canaccord Genuity Corp. and Roth Canada, Inc.	6-K	001-40398	1.1	11/25/2025
10.2	Form of Capped Call Confirmation	8-K	001-40398	10.1	4/21/2026

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3	Amended and Restated Equity Distribution Agreement dated as of June 16, 2026 by and among the Registrant and Keefe, Bruyette & Woods, Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Roth Capital Partners LLC, B. Riley Securities, Inc., Northland Securities, Inc., Rosenblatt Securities Inc., Stifel Nicolaus Canada Inc., Cantor Fitzgerald Canada Corporation, Canaccord Genuity Corp. and Roth Canada, Inc.	S-3	333-291676	1.2	6/17/2026
10.4	Form of Capped Call Confirmation	8-K	001-40398	10.1	7/1/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2026

	By:	/s/ Darcy Daubaras
Darcy Daubaras, Authorized Signatory and
Principal Financial Officer