Form 10-Q
period 2026-09-30
HIVE Digital Technologies Ltd.
filed 2026-11-09
CIK 1720424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 276,878,228 shares of its common stock outstanding.

GENERAL MATTERS

As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this "Quarterly Report"), the terms "we," "us," "our," the "Company," the "Registrant," and "HIVE," refer to HIVE Digital Technologies Ltd., a British Columbia corporation, and its consolidated subsidiaries, unless otherwise indicated.

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

GLOSSARY

The following are abbreviations and definitions of certain terms used in this Quarterly Report, some of which are commonly used in the data center, digital infrastructure, and cryptocurrency mining industries:

AI:	Artificial intelligence.
ANDE:	Refers to the Administración Nacional de Electricidad ("ANDE"), Paraguay's state-owned utility responsible for the generation, transmission, and distribution of electricity nationwide.
ASIC:	ASIC is an acronym for application-specific integrated circuit, a microchip designed for a special application, such as a particular kind of transmission protocol or a hand-held computer. In the context of digital currency mining, ASICs have been designed to solve specific hashing algorithms efficiently, including for Bitcoin mining.
Bitcoin or BTC:	Bitcoin refers to the native token of the Bitcoin Network which utilizes the SHA-256 algorithm. Bitcoin is a peer-to-peer payment system and the digital currency of the same name which uses open-source cryptography to control the creation and transfer of such digital currency.

Bitcoin Network:	The network of computers running the software protocol underlying Bitcoin and which network maintains the database of Bitcoin ownership and facilitates the transfer of Bitcoin among parties.
Bitmain:	Bitmain Technologies Ltd., a leading supplier of ASIC hardware (under the brand name Antminer) which designs and manufacturers high-performance computing chips and software.
Blockchain:	An immutable, decentralized transaction ledger which records transactions, such as financial transactions in cryptocurrency, in chronological order. Bitcoin and Ethereum are examples of well-known and widely distributed blockchains.

CAD$ or C$:	Canadian Dollar.
EH/s:	Exahashes per second. A unit of measurement equal to one quintillion (10¹⁸) hashes per second, used to measure the computational power (hashrate) applied to Bitcoin Mining.
FPPS:	FPPS, also referred to as Full Pay-Per-Share is a Bitcoin mining reward model where miners receive a fixed payout for each share submitted, covering both block rewards and transaction fees. The mining pool assumes the risk of block variability and pays miners regardless of actual block discovery, offering predictable earnings.
GPU:	GPU refers to a graphics processing unit; a programmable logic chip (processor) specialized for display functions and effective at solving digital currency hashing algorithms.
Hash:	Means the output of a hash function, i.e. the output of the fundamental mathematical computation of a particular cryptocurrency's computer code which miners execute, and "Gigahash" and "Petahash" mean, respectively, 1x109 Hashes and 1x1015 Hashes.
HPC:	High-performance computing
Hashprice:	Hashprice refers to the daily revenue Bitcoin miners can expect to earn per unit of computational power and is typically measured in dollars per TeraHash per second per day ($/TH/s/day).
Hashrate:	Hashrate is a measure of mining power whereby the expected income from mining is directly proportional to a miners hashrate normalized by the total hashrate of the network.
HIVE Paraguay Valenzuela Facility:	The Company's facility located in Valenzuela, Paraguay.
HIVE Paraguay Yguazú Facility:	The Company's facility located in Yguazú, Paraguay.
HIVE Toronto Facility:	The Company's facility located in Toronto, Ontario Canada acquired by HIVE in September 2025.
J/TH:	Joules per terahash (a common industry measure of electrical efficiency in an ASIC).
Mining:	Mining refers to the provision of computing capacity to secure a distributed network by creating, verifying, publishing and propagating blocks in the blockchain in exchange for rewards and fees denominated in the native token of that network (i.e. Bitcoin or Ethereum, as applicable).
MW:	Megawatts.
NASDAQ:	Nasdaq's Capital Markets Exchange.
Network Difficulty:	Refers to the measure of how difficult it is to find a Hash below a given target.

PH/s:	Petahash per second.
SEK:	Swedish Krona.
SHA -256:	SHA-256 is a cryptographic Hash algorithm. SHA-256 generates an almost-unique 256-bit (32-byte) signature for a text. The most well-known cryptocurrencies that utilize the SHA-256 algorithm are Bitcoin and Bitcoin Cash.
Tier-I Data Facility or Tier-I Data Center:	A Tier-I data facility has a single path for power and cooling, and few, if any, redundant and backup components. It has an expected uptime of 99.671% (28.8 hours of downtime annually).
Tier-III Data Facility:	A Tier-III data facility is a concurrently maintainable facility with multiple active power and cooling paths, allowing for planned maintenance without downtime. Such facilities feature "N+1 redundancy," meaning they maintain backup components to handle failures or maintenance, and guarantee uptime of 99.982% (1.6 hours of downtime annually).
U.S. GAAP:	U.S. Generally Accepted Accounting Principles.

HIVE Digital Technologies Ltd.

Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025

(In thousands of U.S. dollars)

(Unaudited)

HIVE Digital Technologies Ltd.

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Statements of Financial Position
(expressed in thousands of United States dollars)
(Unaudited)

As at	Note	September 30, 2026	March 31, 2026

Assets
Current assets
Cash		$138,990	$23,113
Amounts receivable and prepaids, net	5	18,645	15,566
Derivative asset	10	22,082	606
Investments	4	11,018	9,741
Digital currencies	6	22,622	10,822
Total current assets		213,357	59,848

Plant and equipment, net	7	390,649	480,476
Long term receivables, net	5	1,289	2,147
Deposits, net	8	148,024	53,579
Right of use assets	15	104,367	43,096
Total assets		$857,686	$639,146

Liabilities
Current liabilities
Accounts payable and accrued liabilities	9,16	$29,409	$27,045
Provision for regulatory liabilities	16	84,473	-
Current portion of lease liability	15	15,796	12,368
Current portion of loans payable	12	1,460	1,460
Current portion of term loan	13	1,202	2,038
Current portion of mortgage payable	14	162	143
Warrant liability	11, 25	555	413
Current income tax liability		4,734	10,968
Total current liabilities		137,791	54,435

Convertible loan - liability component	10	235,253	-
Loans payable	12	9,229	9,497
Lease liability	15	92,632	31,212
Mortgage payable	14	18,325	14,348

Deferred tax liability		-	295
Total liabilities		493,230	109,787

Equity
Share capital		-	-
Additional paid in capital	18	1,001,341	944,048
Accumulated other comprehensive income		7,033	7,621
Accumulated deficit		(643,918)	(422,310)
Total equity		364,456	529,359
Total liabilities and equity		$857,686	$639,146

Nature of operations (Note 1)
Commitments and contingencies (Note 15)
Subsequent events (Note 28)
On behalf of the board:

"Frank Holmes"	"Marcus New"
Director	Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.
1

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(expressed in thousands of United States dollars except per share amounts)
(Unaudited)

		Three months ended September 30,		Six months ended September 30,
As at	Note	2026	2025	2026	2025

Revenue from digital currency mining		$76,038	$82,073	$148,098	$122,870
High performance computing		8,844	5,180	15,904	9,994
		84,882	87,253	164,002	132,864

Cost of sales
Operating and maintenance costs	23	(53,556)	(44,065)	(107,433)	(73,048)
High performance computing service fees		(1,124)	(784)	(2,179)	(1,593)
Depreciation		(54,863)	(38,292)	(108,541)	(60,303)
		(24,661)	4,112	(54,151)	(2,080)

Net realized and unrealized gains (losses) of digital currencies		5,311	4,553	4,502	27,714

Operating expenses
Selling, general and administrative expenses	22	(10,698)	(7,800)	(19,719)	(13,550)
Foreign exchange (loss) gain		(884)	601	(3,758)	3,473
Stock-based compensation	19	(8,628)	(5,472)	(15,710)	(11,222)
Total operating expenses		(20,210)	(12,671)	(39,187)	(21,299)

Unrealized gain on investments		(887)	(8,282)	390	(110)
Change in fair value of derivatives	25	(7,312)	(2,264)	(14,374)	14,172
Non-cash impairment of equipment	7	(31,187)	-	(31,187)	-
Non-cash provision for regulatory liabilities	16	177		(84,473)
Provision on sales tax receivables	5	-	-	-	1,367
Gain on sale of equipment		16	48	(944)	1,360
Other income		1,763	54	2,438	379
Finance expense	21	(1,544)	(328)	(2,880)	(616)
(Loss) Income from operations		(78,534)	(14,778)	(219,866)	20,887

Tax expense		(167)	(1,019)	(1,742)	(1,668)
Net (loss) income after tax		(78,701)	(15,797)	(221,608)	19,219

Other comprehensive (loss) income
Translation adjustment		271	(656)	(588)	1,200

Net (loss) income and comprehensive (loss) income		$(78,430)	$(16,453)	$(222,196)	$20,419

Basic (loss) income per share		$(0.29)	$(0.07)	$(0.82)	$0.09
Diluted (loss) income per share		$(0.29)	$(0.07)	$(0.82)	$0.09

Weighted average number of common shares outstanding
Basic	20	274,082,247	228,137,757	270,188,170	205,198,800
Diluted	20	274,082,247	228,137,757	270,188,170	218,253,771

The accompanying notes are an integral part of these condensed interim consolidated financial statements.
2

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Statements of Changes in Equity
(expressed in thousands of United States dollars, except share and per share data)
(Unaudited)

Equity	Common shares issued	Amount	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity

Balance, March 31, 2025	165,615,186	$-	$716,708	$6,291	$(273,862)	$449,137
Share-based compensation	-	-	5,750	-	-	5,750
Shares offering	38,109,822	-	68,169	-	-	68,169
Exercise of stock options	600,000		738	-	-	738
Issuance costs	-	-	(145)	-	-	(145)
Net income for the period	-	-	-	-	35,016	35,016
Translation adjustments	-	-	-	1,856	-	1,856
Balance, June 30, 2025	204,325,008	$-	$791,220	$8,147	$(238,846)	$560,521
Share-based compensation	-	-	5,472	-	-	5,472
Shares offering	30,174,046	-	71,194	-	-	71,194
Vesting of restricted stock units	1,318,441	-	-	-	-	-
Issuance costs	-	-	(53)	-	-	(53)
Shares issued for property	1,000,000		3,919	-	-	3,919
Net loss for the period	-	-	-	-	(15,797)	(15,797)
Translation adjustments	-	-	-	(656)	-	(656)
Balance, September 30, 2025	236,817,495	$-	$871,752	$7,491	$(254,643)	$624,600

The accompanying notes are an integral part of these condensed interim consolidated financial statements.
3

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Statements of Changes in Equity
(expressed in thousands of United States dollars, except share and per share data)
(Unaudited)

Equity	Common shares issued	Amount	Additional paid -in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity

Balance, March 31, 2026	259,348,106	$-	$944,048	$7,621	$(422,310)	$529,359
Share-based compensation	-	-	7,082	-	-	7,082
Shares offering	9,855,902	-	30,180	-	-	30,180
Vesting of restricted stock units	1,797,375	-	-	-	-	-
Issuance costs	-	-	(156)	-	-	(156)
Net loss for the period	-	-	-	-	(142,907)	(142,907)
Translation adjustment	-	-	-	(859)	-	(859)
Balance, June 30, 2026	271,001,383	$-	$981,154	$6,762	$(565,217)	$422,699
Share-based compensation	-	-	8,628	-	-	8,628
Shares offering	3,842,183	-	11,616	-	-	11,616
Vesting of restricted stock units	1,380,500	-	-	-	-	-
Issuance costs	-	-	(57)	-	-	(57)
Net loss for the period	-	-	-	-	(78,701)	(78,701)
Translation adjustments	-	-	-	271	-	271
Balance, September 30, 2026	276,224,066	$-	$1,001,341	$7,033	$(643,918)	$364,456

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

HIVE Digital Technologies Ltd. Condensed Interim Consolidated Statements of Cash Flows
(expressed in thousands of United States dollars)
(Unaudited)

	Six months ended
As at	September 30, 2026	September 30, 2025

Cash flows from operating activities
Net income (loss)	$(221,608)	$19,219
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Revenue recognized from digital currency	(148,098)	(122,870)
Proceeds from sale of digital currency	135,776	123,917
Revaluation of digital currency	(4,502)	(27,714)
Digital currency purchased	-	(18,330)
Depreciation	108,541	60,303
Non-cash lease expense	9,874	1,465
Unrealized gain on investments	(390)	110
Change in fair value of derivative liability	14,374	(14,173)
Gain on sale of equipment	944	(1,360)
Provision on sales tax receivables	-	(1,367)
Non-cash impairment of equipment	31,187	-
Provision for regulatory liabilities	84,473	-
Income tax expense	1,742	1,668
Accretion on convertible debt	744	315
Share-based compensation	15,710	11,222
Interest expense	807	151
Foreign exchange (gain) loss	(1,029)	(2,391)
Lease payments on operating leases	(8,223)	(1,644)
Changes in non-working capital items
Amounts receivable and prepaids	(2,221)	(41,739)
Accounts payable and accrued liabilities	(5,905)	12,834
Net cash provided by (used in) operating activities	12,196	(384)

Cash flows from investing activities
Deposits on equipment	(90,957)	(10,895)
Purchase of investments	(1,037)	(907)
Proceeds on disposal of equipment	1,589	1,533
Purchase of equipment	(18,034)	(64,795)
Purchase of property	(22,026)	-
Payment of security deposits	(5,560)	(23,788)
Acquisition of Megawatt Mining	-	(9,249)
Net cash used in investing activities	(136,025)	(108,101)

Cash flows from financing activities
Exercise of options	-	738
Term loan payments	(819)	(823)
Shares offering	41,583	139,163
Repayment of loans	(494)	-
Issuance of debenture	199,011	-
Repayment of acquisition loan payable	-	(31,000)
Repayment of debenture	-	(750)
Net cash provided by financing activities	239,281	107,328
Effects of exchange rate changes on cash	425	425

Net change in cash during the period	$115,877	$(732)

Cash, restricted cash equivalents and bank overdraft
Beginning of period	23,113	23,375
End of period	$138,990	$22,643

The accompanying notes are an integral part of these condensed interim consolidated financial statements.
5

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
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

2. Basis of Presentation

The accompanying condensed interim consolidated financial statements (the "financial statements") are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and include the results of the Company and its wholly owned subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU"). These financial statements are presented in U.S. dollars, which is the functional currency of the Company. The results in the financial statements and these notes include required estimates and assumptions of management, and they are not necessarily indicative of results to be expected for the year ending March 31, 2027, or for any future interim period. Further, the financial statements and the notes do not include all the information and notes required by GAAP for a complete presentation of annual financial statements. As such, the financial statements and the notes should be read in conjunction with the consolidated financial statements for the year ended March 31, 2026, and notes thereto, included in the 2026 Annual Report.

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
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

(iii) Foreign currency

Effective April 1, 2024, the Company's functional currency changed from the Canadian dollar to the U.S. dollar, which is prospectively accounted for in these financial statements. The change in functional currency better reflects the ongoing activities and operations of the Company.

For purposes of the Company's financial statements, the assets and liabilities of subsidiaries with a Canadian dollar functional currency are translated into U.S. dollars. Gains and losses resulting from these translations are reported as a component of accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Revenue, expenses, and gains or losses are translated into U.S. dollars using average exchange rates for each period.

Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as a component of other income, net on the statement of operations.

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

2. Basis of Presentation (continued)

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

3. Asset Acquisitions

Acquisition of real property - New Brunswick

On September 24,2026, the Company closed the acquisition of real property located in the city of Grand Falls, in the province of New Brunswick.  In consideration, the Company paid $1.7 million cash that include transaction costs of $17 thousand.

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

September 30, 2026

Cash paid	$1,708
Acquisition costs	17
Total consideration	$1,725

Land	$1,725
Net assets acquired	$1,725

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

September 30, 2026

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

9

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

3. Asset Acquisitions (continued)
January 30, 2026

Land	$36,320
Net assets acquired	$36,320

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

3. Asset Acquisitions (continued)

Acquisition of Megawatt Mining Corp.

On September 15, 2025 the Company closed the acquisition of real property located at 15 City View Drive, Toronto, Ontario (the "Property") and shares of Megawatt Mining Corp. ("MMC") from an unrelated party. In consideration, the Company paid $9.2 million cash and issued 1 million common shares of the Company. The consideration paid also includes transaction costs of $556.

The Company determined that this transaction is an asset acquisition as the assets acquired did not constitute a business as defined by ASC 805. The following table summarizes the consideration transferred, the estimated fair value of the identifiable assets acquired, and liabilities assumed as the date of the acquisition:

September 15, 2025

Cash paid including	$8,692
Share consideration	3,919
Acquisition costs	556
Total consideration	13,167

Cash	$59
Deposits	109
Building and land	12,919
GST receivables	151
Accounts payable	(71)
Total assets	$13,167
Deferred tax liability	(-)
Net assets acquired	$13,167

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

4. Investments

As at September 30, 2026 and March 31, 2026, the Company holds investments in both private and public companies. The Company has elected to measure its investments in equity securities of private companies at fair value with changes through profit or loss.

	September 30, 2026	March 31, 2026

Marketable securities	$7,465	$6,624
Equity securities of private companies (Note 24)	806	463
Funds	2,747	2,654
	$11,018	$9,741

Marketable securities are level 1 fair value measurements as they are publicly traded equity securities, whereas the investments in private companies are level 3 fair value measurements. The funds are measured at their net asset value.

During the three and six month period ended September 30, 2026 and 2025, the Company recognized $887 of unrealized loss and $390 of unrealized gain, respectively (September 30, 2025 - $8,282 and $110 of unrealized loss, respectively) on equity instruments held at September 30, 2026, of which $5 and $8 (September 30, 2025 - $16 and $29, respectively) is related to its private company investments.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

5. Amounts Receivable and Prepaids

	September 30, 2026	March 31, 2026

Sales tax receivable	$11,701	$13,370
Prepaid expenses and other receivables	11,319	7,484
Receivable on sale of subsidiary (1)	1,816	1,816
Accounts receivable and prepaids, gross	24,836	22,670

Provisions and liability on sales tax receivable, opening	(4,957)	(6,633)
Impairment of receivable on sale of subsidiary(1)	-	(1,816)
Recovery and reversal	-	2,467
Foreign exchange	55	1,025
Provision on sales tax receivable	(4,902)	(4,957)
Amounts receivable and prepaids, net	19,934	17,713

Less: current portion	(18,645)	(15,566)
Long term portion	$1,289	$2,147

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

The Company also received an assessment of $2.3 million for Sales tax payable that is included in the provision as a result of a Sales tax audit related to periods prior to the acquisition of 9376-9974 Quebec Inc. in 2021. During the year ended March 31, 2026, the Company received sales tax credits totalling $2.3 million that were applied against this assessment and accrued interest. During the period ended September 30, 2026, there were no additional provisions, recoveries, or assessments recorded in respect of these matters.

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company's primary exposure to credit risk is on its cash held in bank accounts as at September 30, 2026. The majority of cash is deposited in bank accounts held primarily with one major bank in Canada so there is a concentration of credit risk. This risk is managed by using a major bank that is a high credit quality financial institution as determined by rating agencies.

The Company is exposed to credit risk related to amounts receivable from the Swedish government related to VAT filings and from the Canadian and Quebec governments related to the sales tax filings (Note 16).

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

6. Digital Currencies

Digital currencies are recognized at their fair value on the date they are received as revenue from digital currency mining and are revalued to their current market value at each reporting date.

The Company's holdings of digital currencies consist of the following:

	September 30, 2026	March 31, 2026

Bitcoin	$22,410	$10,612
Other currencies	212	210
Total	$22,622	$10,822

The continuity of digital currencies was as follows:

Bitcoin	Amount	Number of coins

Digital currencies, March 31, 2025	$180,741	2,201

Digital currency mined (non-cash consideration)	278,253	2,885
Digital currency purchased	18,330	172
Digital currency sold	(276,681)	(2,969)
Deposit on equipment (i)	(190,153)	(2,139)
Revaluation adjustment	122	-
Digital currencies, March 31, 2026	$10,612	150

Digital currency mined (non-cash consideration)	148,097	2,074
Digital currency sold	(134,943)	(1,909)
Deposit on equipment (i)	(3,238)	(46)
Revaluation adjustment	1,882	-
Digital currencies, September 30, 2026	$22,410	269

The following table summarizes the Company's net realized and unrealized gains (losses) on digital currencies:

	September 30, 2026	September 30, 2025

Cumulative realized gain (loss)	$2,614	$21,473
Revaluation (loss) gain	1,888	6,241
Net realized and unrealized (losses) gains	$4,502	$27,714

The total net realized and unrealized gains (losses) on digital currencies during the three and six month period ended of September 30, 2026 was $5.3 million and $4.5 million, respectively (September 30, 2025 - gain of $4.6 million and loss of $27.7 million, respectively) includes cumulative realized gains of $1.9 million and $2.6 million, respectively, (September 30, 2025 - cumulative realized gains of $4.2 million and $21.5 million, respectively) and revaluation adjustment gain of $3.4 million and $1.9 million, respectively (September 30, 2025 - revaluation adjustment gain of $0.4 million and $6.2 million, respectively). During the three month and six month period ended September 30, 2026, the Company sold digital currencies for proceeds totalling $70 million and $140.8 million, respectively (September 30, 2025 - $118.6 million and $325.8 million, respectively).

(i)  The Company enters into certain equipment purchase agreements whereby the Company has the right to pay for the equipment deposit using Bitcoin (BTC). If the deposit is paid in BTC the Company has an option to repurchase the bitcoin in the future at the price on the date that that the deposit in BTC was made. During the six month period ended September 30, 2026, the Company exercised certain options and repurchased a total of 259 Bitcoin at a strike price between $87 to $88.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

6. Digital Currencies (continued)

During the six month period ended September 30, 2026, the Company transferred 46 Bitcoin (March 31, 2026 - 2,139 Bitcoin) as a deposit on equipment and received an option to repurchase the BTC. The option is initially measured at fair value on the respective issuance dates included in the table below, using the Black-Scholes option pricing model with the following assumptions:

	January 7, 2026	March 7, 2026	April 19, 2026

Spot rate ($)	91	67	74
Strike price ($)	110	110	110
Risk-free interest rate	3.48%	3.54%	3.64%
Expected life (years)	1.01	1.01	1.01
Annualized volatility	45.92%	51.21%	44.34%
Number of Bitcoin	106	60	46
Contract value ($)	11,665	6,648	5,017
Fair value - initial ($)	1,225	266	210

The options are re-valued each reporting period. As at September 30, 2026 and March 31, 2026, the options were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2026	March 31, 2026

Spot price	$84	$68
Strike price	$110	$110
Risk-free interest rate	4.13 - 4.34%	3.60% - 3.71%
Expected life (years)	0.28 - 0.56	0.79 - 0.95
Annualized volatility	37.01 - 37.96%	51.37%
Number of BTC pledged	212	166

As of September 30, 2026, the Company holds options to repurchase 212 Bitcoin (March 31, 2026 - 166) and the fair value of these options is $0.3 million (March 31, 2026 - $0.6 million). During the three and six month period ended September 30, 2026, the Company recognized a remeasurement gain of $0.2 million and $0.5 million, respectively (September 30, 2025 - $0.9 and $17.5, respectively) (Note 25).

The derivative asset continuity is outlined below:

	September 30, 2026	# BTC	March 31, 2026	# BTC

Balance, at April 1	$606	166	$1,300	172
Additions	210	46	35,166	2,245
Modifications and exercises	-	-	(12,807)	(799)
Expirations	-	-	(6,471)	(1,452)
Change in fair value	(496)	-	(16,582)	-
Balance, at September 30, 2026	$320	212	$606	166

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

7. Plant and Equipment

Property and equipment consist of the following components:

	September 30, 2026	March 31, 2026

Equipment	$648,225	$652,672
Land	72,476	47,065
Building	173,811	157,236
Total	894,512	856,973
Accumulated depreciation and impairment	(503,863)	(376,497)
Net carrying value	$390,649	$480,476

The Company depreciates its property, plant and equipment over the remaining estimated useful economic life.

During the period ended September 30, 2026, the Company assessed factors such as the challenging economics of Bitcoin mining, including lower mining revenue per unit of computing power, together with the reduction in market values for ASIC equipment. These factors reduce the cash flows and residual values expected to be recovered over the remaining useful lives of the mining equipment asset group, the Company determined that these factors were indicators of impairment. As a result, the Company performed a recoverability test under ASC 360 and determined that the undiscounted cash flows expected from the use and eventual disposition of the asset group were less than its carrying amount. The Company then measured the impairment as the amount by which the carrying amount exceeded the fair value of the impaired group, which was determined using Level 3 inputs under ASC 820. As a result, the Company recorded impairment totaling $31.2 million.

Changes of 1% in certain key assumptions, such as end of life and discount rate, would result in an increase in the non-cash impairment charge by $1,841 and $1,157, respectively.

8. Deposits

The deposits relate to required amounts on account with electricity providers in Sweden and Paraguay, and deposits for equipment purchases, consisting of:

Description	September 30, 2026	March 31, 2026

Utility energy deposits*	$41,148	$34,791
Equipment deposits	113,050	20,651
Import duty deposits and other	1,054	2,074
Bell Canada**	4,903	8,194
Deposits, gross	160,155	65,710

Equipment deposit provision, opening and closing	(12,131)	(12,131)
Deposits, net	$148,024	$53,579

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

During the period ended September 30, 2026, the Company recorded expected credit losses on the deposits of $nil (September 30,2025 - $nil) in the consolidated statements of loss and comprehensive loss. The expected credit losses are based on the counterparty risk of delivery, efficiency of machines expected use of the machines and the expected quantity and quality of the equipment to be received.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

8. Deposits (continued)

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

The Company has a commitment to pay for another two months of estimated consumption before sixty calendar days from the start of the supply or within 12 months following the signing of the 100 MW power supply agreement, whichever, occurs first. On August 29, 2025, the Company paid the remaining two month deposit totalling $6.4 million for energization of the site. In addition, the Company will need to provide a letter of credit, valid until April 1, 2028, for an amount equivalent to two months of estimated consumption of electric energy and power within 12 months of signing the power supply agreement. These commitment amounts are included in Note 15(c) and are refundable to the Company after the agreement has concluded and the sums resulting from the final statement of account from ANDE are settled.

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

On July 17, 2026 the Company's wholly-owned subsidiary Buzz Beta Cloud Inc., entered into a binding purchase agreement for the acquisition of equipment and related services totalling $186.9 million. Under the terms of the agreement a 10% non-refundable deposit was required to secure the order, and on July 24, 2026, the Company paid the required deposit of approximately $18.7 million.  A further 15% is payable upon notification that the OEM has received the required components, with the remaining 75% due prior to shipment. The Company intends to fund the remaining balance from existing cash resources and available financing sources.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

9.    Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows:

	September 30, 2026	March 31, 2026

Accounts payable	$13,308	$10,676
Accrued liabilities	12,367	12,795
Holdback payable	500	500
Other payable*	3,234	3,074
	$29,409	$27,045

*As at September 30, 2026, included in other payable is $2.2 million (March 31, 2026 - $2.2 million) customer refundable deposit for high performance computing service agreement covering two month service fee.

10. Convertible Loan

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

The Company allocated the proceeds of $15.0 million first to the derivative component for $8.6 million, with the residual value to the liability component for $6.4 million. The derivative component was valued on initial recognition using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 0.69%; an expected volatility of 105%; an expected life of 2.71 years; a forfeiture rate of zero; and an expected dividend of zero

i.   $115 million convertible note

On April 21, 2026, the Company's wholly-owned subsidiary, HIVE Bermuda 2026 Ltd. (the "Issuer"), issued $115 million aggregate principal amount of 0% exchangeable senior notes (the "Notes") due 2031, which included the full exercise of the initial purchasers' option to purchase an additional $15 million principal amount of Notes. The Notes are

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

10. Convertible Loans (continued)

ii.   $115 million convertible note (continued)

unsecured, guaranteed by the Company, do not bear interest, and mature on April 15, 2031, unless earlier exchanged, redeemed or repurchased. In connection with the offering, the Company entered into capped call transactions with certain financial institutions to reduce the potential dilution to its common shares (or reduce the Company's cash payment obligation if the Notes are settled in cash) if the trading price of the Company's common shares exceeds the exchange price of the Notes at the time of exchange. The capped calls are a legally separate derivative instrument accounted for separately from the Notes.

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

As at September 30, 2026, none of the conditions permitting the holders of the Notes to exchange their Notes early or to require the Company to repurchase the Notes for cash have been met. Accordingly, the Notes are classified as long-term debt.

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

Prior to April 1, 2031, the Notes may be exchanged only upon the occurrence of certain events, including: (i) during specified periods when the market price of the Company's common shares exceeds 130% of the applicable exchange price, (ii) during specified periods when the trading price of the Notes is less than 98% of the product of the last reported sale price of the Company's common shares and the applicable exchange rate, (iii) following a notice of redemption by

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

10. Convertible Loans (continued)

iv.   $130 million convertible note (continued)

the Company, or (iv) upon the occurrence of specified corporate events. On or after April 1, 2031 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange their Notes at any time, regardless of these conditions.

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

As at September 30, 2026, none of the conditions permitting the holders of the Notes to exchange their Notes early or to require the Company to repurchase the Notes for cash have been met. Accordingly, the Notes are classified as long-term debt.

Transaction costs of $5.1 million relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the Notes. Net proceeds from the offering were $124.7 million.

Liability Component

	$15M January 2021 Convert	$115M April 2026 Convert	$130M June 2026 Convert	Total

Balance, March 31, 2025	$1,871	$-	$-	$-
Principal payment	(2,333)	-	-	-
Interest payment	(94)	-	-	-
Accretion and interest	556	-	-	-
Balance, March 31, 2026	-	-	-	-
Principal payment	-	109,801	124,708	234,509
Accretion and interest	-	469	275	744
Balance, September 30, 2026	$-	$110,270	$124,983	$235,253

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

10. Convertible Loans (continued)

Derivative Component

	$15M January 2021 Convert	$115M April 2026 Convert	$130M June 2026 Convert	Total
Balance, March 31, 2026 and 2025	$-	$-	$-	$-
Additions	-	19,769	15,730	35,499
Change in Fair Value	-	(5,907)	(7,830)	(13,737)
Balance, September 30, 2026	$-	$13,862	$7,900	$21,762

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

11. Warrant Liability

As part of the change in the Company's functional currency from the Canadian dollar to the U.S. dollar during the year ended March 31, 2025, all of the Company's issued and outstanding warrants denominated in Canadian dollars were reclassified from equity to liability. The warrants have strike prices denominated in Canadian dollars and are not indexed to the Company's stock because of the change in functional currency.

Warrants outstanding

Balance, March 31, 2026 and 2025	2,875,000
Balance, September 30, 2026	2,875,000

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

11. Warrant Liability (continued)

The warrant liability is remeasured each reporting period. As at September 30, 2026, the warrant liability was revalued at $0.6 million (March 31, 2026 - $0.4 million) using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2026		March 31, 2026

Stock price (C$)	$4.18	$	$ 2.60
Risk-free interest rate	2.32%		2.33%
Expected life (years)	0.24		0.75
Annualized volatility	91.6%		88%
Dividend rate	0%		0%

The warrants outstanding and exercisable as at September 30, 2026 are as follows:

Outstanding	Exercisable		Exercise Price	Expiry date
2,875,000 **	2,875,000	C$	6.00	December 28, 2026
2,875,000	2,875,000

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
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

A continuity of the loan balances are as follows:

Balance, March 31, 2025	$12,992
Interest	244
Repayment	(3,096)
Foreign exchange movement	817
Balance, March 31, 2026	10,957

Interest	290
Repayment	-
Foreign exchange movement	(558)
Balance, September 30, 2026	10,689

Less: current portion	(1,460)
Non-current portion	$9,229

13. Term Loan

As part of the Atlantic acquisition, the Company acquired a $11.0 million (C$13.6 million) term loan ("Atlantic Term Loans"). The Atlantic Term Loans were made up of two discrete balances; Term Loan 1 and Term Loan 2; and the total facility bearing an interest rate of 3.33% per annum with a term maturity date of June 30, 2024.

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
23

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

13. Term Loan (continued)

As at September 30, 2026, HIVE Atlantic Datacentres Ltd. was in compliance with the amended required debt service coverage ratio covenant. The outstanding balance is presented as a current liability as at September 30, 2026, because it matures within one year. The Atlantic Term Loans include an unlimited guarantee from the Company.

	Term Loan 1	Term Loan 2	Total

Balance, March 31, 2025	$2,191	$1,367	$3,558
Interest	85	58	143
Repayment	(1,098)	(690)	(1,788)
Foreign exchange movement	77	48	125
Balance, March 31, 2026	1,255	783	2,038

Interest	24	16	40
Repayment	(528)	(331)	(859)
Foreign exchange movement	(11)	(6)	(17)
Balance, September 30, 2026	$740	$462	$1,202

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

The continuity is outlined below:

	Mortgage 1	Mortgage 2	Total

Balance, March 31, 2025	$-	$-	$-
Addition	14,747	-	14,747
Interest	145	-	145
Foreign exchange movement	(400)	-	(400)
Balance, March 31, 2026	14,492	-	14,492
Addition	-	4,363	4,363
Interest	431	86	517
Repayment	(431)	(64)	(495)
Foreign exchange movement	(255)	(135)	(390)
Balance, September 30, 2026	$14,237	$4,250	$18,487

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

15. Right of Use Asset and Operating Lease Liability

The Company has lease agreements for its offices, and buildings for its data centers in Sweden and Quebec, Canada, in addition to electrical equipment in Sweden.

Right of use assets

	September 30, 2026	March 31, 2026

Cost	$121,413	$53,108
Accumulated amortization	(17,046)	(10,012)
Net carrying value	$104,367	$43,096

Lease liabilities

	Operating Leases		Finance Leases
	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026

Current	$6,313	$3,323	$9,483	$9,045
Non-current	76,622	10,351	16,010	20,861
	$82,935	$13,674	$25,493	$29,906

Operating Leases	September 30, 2026	March 31, 2026

Weighted average discount rate	11.07%	7.27%
Weighted average remaining lease term (in years)	8.71	4.85

Finance Leases
Weighted average discount rate	9.90%	9.90%
Weighted average remaining lease term (in years)	2.50	3.00

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

15. Right of Use Asset and Operating Lease Liability (continued)

Additional information on the lease liabilities as at September 30, 2026 is as follows:

	Operating leases	Finance leases	Total

2027	$14,750	$11,404	$26,154
2028	10,694	8,553	19,247
2029	13,289	8,553	21,842
2030	13,792	-	13,792
Thereafter	79,613	-	79,613
Total undiscounted lease liabilities	132,138	28,510	160,648
Interest on lease liabilities	(49,203)	(3,017)	(52,220)
Total present value of minimum lease payments	$82,935	$25,493	$108,428
Lease liability - current portion	$6,313	$9,483	$15,796
Lease liability	$76,622	$16,010	$92,632

Additional information on the lease liabilities as at March 31, 2026 is as follows:

	Operating leases	Finance leases	Total

2027	$4,155	$11,404	$15,559
2028	3,154	11,404	14,558
2029	2,407	11,405	13,812
2030	2,180	-	2,180
Thereafter	4,423	-	4,423
Total undiscounted lease liabilities	16,319	34,213	50,532
Interest on lease liabilities	(2,645)	(4,307)	(6,952)
Total present value of minimum lease payments	$13,674	$29,906	$43,580
Lease liability - current portion	$3,323	$9,045	$12,368
Lease liability	$10,351	$20,861	$31,212

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

15. Right of Use Asset and Operating Lease Liability (continued)

The Company incurred the following lease costs which were recorded in operating and maintenance costs in the consolidated statements of loss and comprehensive loss:

	Six months ended
	September 30, 2026	September 30, 2025

Variable lease costs (CPI adjustments)	$246	$193
Operating lease costs:
Depreciation of lease assets	4,290	1,308
Interest on lease liabilities	4,295	157
	8,831	1,658
Finance lease costs:
Depreciation of lease assets	2,918	-
Interest on lease liabilities	1,289	-
Total lease costs	$13,038	$1,658

	Six months ended
	September 30, 2026	September 30, 2025

Cash flows from operating leases	$2,521	$1,644
Cash flows from finance leases	$5,702	$-

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
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

The Company had purchase commitments of $236.2 million at the period ended September 30, 2026 (March 31, 2026 - $29.1 million).

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

(b)   Contingent Tax Liability to the Canada Revenue Agency ("CRA")

The Company and certain of its wholly-owned subsidiaries - including 9376-9974 Québec Inc., Hive Digital Data Ltd. (incorporated in Bermuda), and Hive Atlantic Datacentres Ltd. ("Hive Atlantic") - are engaged in ongoing disputes with the Canada Revenue Agency ("CRA") and provincial tax authorities. Management, together with its external tax and legal advisors, continues to pursue resolution of these matters through the applicable objection, appeal, and administrative processes. The significant matters are as follows:

9376-9974 Québec Inc. received Notices of Assessment from Revenu Québec denying capital cost allowance ("CCA") claimed on certain assets for its taxation years ended December 31, 2021 through 2024. The total amount assessed, including interest and penalties, is C$5.6 million. 9376-9974 Québec Inc. is disputing this assessment and has filed a notice of objection on September 8, 2026.

The Company is disputing disallowed input tax credits of C$0.6 million for reporting periods from July 1, 2017 to June 30, 2021. The Company also received a Notice of Reassessment from the CRA, issued July 27, 2026, in the amount of C$4 million, inclusive of interest and penalties, asserting that GST/HST should apply to treasury and currency management services supplied by the Company to Hive Digital Data Ltd. for the period from July 1, 2021 to March 31, 2023, on the basis that Hive Digital Data Ltd. has a permanent establishment in Canada. The Company is disputing this reassessment and has filed a notice of objection on October 26, 2026.

Hive Atlantic is disputing a GST/HST reassessment of C$4.2 million in respect of reporting periods from May 1, 2021 to December 31, 2021, and is preparing to file a Notice of Appeal with the Tax Court of Canada. Hive Atlantic received another GST/HST reassessment of C$56.8 million, inclusive of interest and penalties, for the periods from January 1, 2022 to March 31, 2025, asserting that GST/HST should apply to sales of hashpower by Hive Atlantic to Hive Digital Data Ltd., again on the basis of an alleged permanent establishment in Canada. Hive Atlantic is disputing both matters.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

16. Commitments and Contingencies (continued)

Contingencies (continued)

(b)   Contingent Tax Liability to the Canada Revenue Agency ("CRA") (continued)

Management has concluded that an unfavourable outcome in respect of these matters is reasonably possible but not probable. Accordingly, no provision has been recorded in these financial statements. The Company and its subsidiaries will continue to monitor developments and will record a provision if and when an outflow of resources becomes probable and reliably estimable.

Non-cash provision for regulatory liabilities

(a)   VAT Liability to the Sweden Tax Agency ("STA")

	VAT	Tax surcharges	Interest	Total
Balance, April 1, 2026	-	-	-	-
Additions	79,429	1,508	6,831	87,768
Reversals	-	-	-	-
FX	(2,821)	(54)	(243)	(3,118)
Balance, June 30, 2026	76,608	1,454	6,588	84,650

Additions	780	444	1,357	2,581
Reversals	-	(160)	-	(160)
FX	(2,281)	(57)	(260)	(2,598)
Balance, September 30, 2026	75,107	1,681	7,685	84,473

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

16. Commitments and Contingencies (continued)

Non-cash provision for regulatory liabilities (continued)

(a)   VAT Liability to the Sweden Tax Agency ("STA") (continued)

Notwithstanding management's continuing view of the merits and the Company's intention to pursue all available avenues of appeal, the adverse judgments of the Court of Appeal and the related advice of the Company's Swedish counsel have caused management to conclude that it is probable that a liability has been incurred and that the amount of that liability can be reasonably estimated. Accordingly, during the quarter ended June 30, 2026 the Company recorded a provision of  SEK 822.0 million (approximately $84.7 million), translated at the June 30, 2026 closing rate of SEK 9.71 per USD $1.00. The non-cash charge is presented within operating expenses and the provision is classified as a current liability. In prior periods the Company had concluded that the amounts claimed were not probable and no provision had been recorded. During the quarter ended September 30, 2026, the Company adjusted the provision for surcharges and interest reflected in amendments to the STA account, bringing the total provision to SEK 845.0 million (approximately $84.5 million), translated at the September 30, 2026 closing rate of SEK 10.0 per USD $1.00.

The provision covers all relevant VAT periods including interest and related charges for Bikupa and Bikupa 2 for VAT periods up to June 30, 2026. It includes SEK 792.6 million in respect of periods for which the STA has issued a decision or suggested decision, being December 2020 to June 2025 for Bikupa and April 2021 to December 2025 for Bikupa 2, and SEK 52.4 million in respect of subsequent periods up to June 30, 2026 for which no decision has yet been issued on the basis that those periods arise from the same facts and the same position taken by the STA as the periods already determined. From July 1, 2026, the Company records this VAT as an expense in the period it is incurred, consistent with the STA's position. These amounts are not included in the provision.

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

The Company's Swedish subsidiary Bikupa Real Estate AB has a related exposure of SEK 5.2 million (approximately $0.5 million), comprising of decisions issued by the STA in respect of periods from January 2024 to June 2024 and The facts and the issue raised by the STA in respect of this entity differ from those in dispute for Bikupa and Bikupa 2, the entity was not party to the Court of Appeal proceedings. Management has concluded that a loss in respect of this entity is reasonably possible but not probable, and no provision has been recorded.

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

17. Related Party Transactions

The Company entered into the following related party transactions not otherwise disclosed in these financial statements:

(a)   As at September 30, 2026, the Company had $0.3 million (March 31, 2026 - $0.1 million) due to a director and officers) due to a director and officers for the reimbursement of expenses included in accounts payable and accrued liabilities.

(b)   As at September 30, 2026, the Company had $0.2 million (March 31, 2026 - $nil) due to a company controlled by a director of the Company included in accounts payable and accrued liabilities. For the three and six month period ended September 30, 2026, the Company paid $110 and $161, respectively (September 30, 2025 - $153 and $234, respectively) to this company for marketing services.

Key Management Compensation

Key management personnel include those persons having authority and responsibility for planning, directing and controlling the activities of the Company as a whole.  The Company has determined that key management personnel consist of members of the Company's Board of Directors and corporate officers.

For the three and six month period ended September 30, 2026, key management compensation includes salaries and wages paid to key management personnel and directors of $0.8 million and $1.4 million, respectively (September 30, 2025 - $1.6 million and $2.4 million, respectively) and share-based payments of $1.2 million and $5.0 million, respectively (September 30, 2025 - $136 thousand and $4.5 million).

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

18. Equity

(a)   Authorized

Unlimited common shares without par value

Unlimited preferred shares without par value

(b)   Issued and fully paid common shares

During the period ended September 30, 2026:

  On November 25, 2025, the Company entered into an equity distribution agreement ("November 2025 Equity Distribution Agreement"). Under the November 2025 Equity Distribution Agreement, the Company may, from time to time, sell up to $300 million of common shares in the capital of the Company (the "November 2025 ATM Equity Program"). The Company issued 13,698,085 common shares (the "November 2025 ATM Shares") pursuant to the November 2025 ATM Equity Program for gross proceeds of $43.2 million. The November 2025 ATM shares were sold at prevailing market prices, for an average price per November 2025 ATM Share of $3.15 (C$4.38). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $1.30 million on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement. In addition, the Company incurred $215 thousand in fees related to its November 2025 ATM Equity Program.
  Issued 3,177,875 common shares upon the vesting of restricted share units (Note 19 (b)).

During the period ended September 30, 2025:

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

The Company issued 53,017,807 Amended October 2024 ATM Shares pursuant to the Amended October 2024 ATM Equity Program for gross proceeds of $117.2 million.  The Amended October 2024 ATM shares were sold at prevailing market prices, for an average price per Amended October 2024 ATM Share of $2.21 (C$3.03). Pursuant to the Amended October 2024 Equity Distribution Agreement, a cash commission of $3 million on the aggregate gross proceeds raised was paid to the agent in connection with its services under the Amended October 2024 Equity Distribution Agreement. In addition, the Company incurred $199 thousand in fees related to its Amended October 2024 ATM Equity Program.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

(b)   Issued and fully paid common shares (continued)

  The Company issued 600,000 common shares for total proceeds of $738 pursuant to the exercise of 600,000 options at exercise prices ranging from $1.10 to $1.25 per stock option.
  Issued 1,318,441 common shares upon the exercise of restricted share units (Note 19(b)).
  Issued 1,000,000 common shares as part of consideration for an asset acquisition (Note 3).

(c) Warrants

Following is a summary of changes in warrants outstanding for the period ended September 30, 2026:

	Warrants outstanding	Weighted average exercise price

Balance, March 31, 2024	5,243,727	$15.20
Reclassified to warrant liability	(4,898,727)	(15.91)
Balance, March 31, 2025	345,000	$5.00
Exercised	(215,625)	(5.00)
Balance, March 31, 2026	129,375	$5.00
Exercised	-	-
Balance, September 30, 2026	129,375	$5.00

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

19. Stock-based Compensation

Stock-based compensation expense was comprised of the following for the period ended:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

Stock options	$3	$29	$12	$64
RSUs	8,625	5,443	15,698	11,158
Total	$8,628	$5,472	$15,710	$11,222

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

Following is a summary of changes in stock options outstanding for stock options with a CAD exercise price:

	Outstanding	Weighted average exercise price - CAD

Balance, March 31, 2024	3,465,915	5.24
Change in exercise price	(1,605,015)	(3.32)

Balance, March 31, 2025	1,860,900	$6.89
Expired	(2,000)	(15.70)
Exercised	(75,100)	(5.98)
Balance, March 31, 2026 and September 30, 2026	1,783,800	$6.93

Following is a summary of changes in stock options outstanding for stock options with a USD exercise price:

	Outstanding	Weighted average exercise price - USD

Balance, March 31, 2025	1,450,400	$2.53
Exercised	(600,000)	(1.21)
Balance, March 31, 2026 and September 30,2026	850,400	$3.47

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

19.   Stock-based Compensation (continued)

The stock options outstanding and exercisable with CAD exercise price as at September 30, 2026, are as follows:

Outstanding	Exercisable	Exercise price - CAD	Expiry date

-	-	$15.70	February 11. 2026
282,400	282,400	5.66	August 26, 2027
50,000	50,000	10.00	March 26, 2028
450,000	450,000	6.86	July 6, 2028
400,000	400,000	3.10	September 18, 2028
100,000	100,000	1.35	December 21, 2028
200,000	200,000	1.45	February 10, 2030
20,000	20,000	1.90	May 29, 2030
1,400	1,400	10.80	December 24, 2030
60,000	60,000	18.35	April 29, 2031
180,000	180,000	18.50	October 7, 2031
40,000	40,000	25.35	November 10, 2031
1,783,800	1,783,800

The stock options outstanding and exercisable with USD exercise price as at September 30, 2026, are as follows:

Outstanding	Exercisable	Exercise price - USD	Expiry date

50,400	50,400	$4.36	August 26, 2027
500,000	500,000	1.23	September 14, 2027
130,000	130,000	5.14	July 6, 2028
100,000	100,000	1.09	February 10, 2030
30,000	30,000	20.03	April 6, 2031
20,000	-	20.36	November 10, 2031
20,000	20,000	16.61	December 9, 2031
850,400	830,400

(b)   Restricted share-units

The Company has established a Restricted Share Unit Plan (the "RSU Plan").  Under the RSU Plan, together with any other share compensation arrangement, the number of shares reserved for issuance may not exceed 10% of the total number of issued and outstanding shares and, to any one optionee, may not exceed 5% of the issued shares on a yearly basis.  Currently, the RSU Plan has a limit of 2 million shares, which is not rolling.  The Board may in its own discretion, at any time, and from time to time, grant RSUs to any employee, director or consultant of the Company or its subsidiaries (collectively, "Eligible Person"), other than persons conducting investor relations activities, from time to time by the Board, subject to the limitations set forth in the RSU Plan.  The Board may designate one or more performance periods under the RSU Plan.  In respect of each designated performance period and subject to the terms of the RSU Plan, the Board may from time to time establish the grant date and grant to any Eligible Person one or more RSUs as the Board deems appropriate.

The fair value of restricted shares units (RSUs) is generally measured as the grant date price of the Company's share.

On June 30, 2026, the Company granted 3,341,800 RSUs to certain employees, officers, directors and eligible consultants of the Company with a fair value of C$5.18 per share and vesting on June 30, 2027.

On September 30, 2026, the Company granted 300,000 RSUs to certain employees, officers, directors and eligible consultants of the Company with a fair value of C$4.03 per share and vesting on July 28, 2029.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

19. Stock-based Compensation (continued)

Following is a summary of changes in restricted share units outstanding as of September 30, 2026:

Outstanding

Balance, March 31, 2024	$1,379,056
Granted	6,050,000
Exercised	(326,644)
Balance, March 31, 2025	$7,102,412

Granted	11,176,300
Exercised	(3,125,950)
Balance, March 31, 2026	$15,152,762

Granted	3,641,800
Exercised	(3,177,875)
Balance, September 30, 2026	$15,616,687

20. Income per Share

Income (loss) per common share represents net income for the period divided by the weighted average number of common shares outstanding during the period.

Diluted income per share is calculated by dividing the applicable net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

	Three months ended September 30,		Six-months ended September 30,
	2026	2025	2026	2025

Basic weighted average number of common shares outstanding	274,082,247	228,137,757	270,188,170	205,198,800
Effect of dilutive stock options and warrants	-	-	-	13,054,971
Diluted weighted average common shares outstanding	274,082,247	228,137,757	270,188,170	218,253,771

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

21. Finance Expense

Finance expenses were comprised of the following:

	Three-months ended September 30,		Six-months ended September 30,
	2026	2025	2026	2025

Interest and accretion on convertible loan	$533	$212	$744	$381
Interest on loans payable	98	79	290	151
Interest on term loan	17	37	40	84
Interest on mortgage payable	274	-	517	-
Interest on lease liabilities	622	-	1,289	-
Total	$1,544	$328	$2,880	$616

22. General and Administrative Expenses

General and administrative expenses were comprised of the following:

	Three-months ended September 30,		Six-months ended September 30,
	2026	2025	2026	2025

Management fees, salaries and wages	$1,294	$2,481	$2,217	$3,996
Marketing	540	567	1,151	1,081
Office, administration and regulatory	5,356	1,951	10,388	3,516
Professional fees, advisory and consulting	3,508	2,801	5,963	4,957
Total	$10,698	$7,800	$19,719	$13,550

23. Operating and Maintenance Costs

Operating and maintenance costs were comprised of the following:

	Three-months ended September 30,		Six-months ended September 30,
	2026	2025	2026	2025

Digital currency mining	$50,354	$42,076	$101,354	$68,919
High performance computing hosting	3,202	1,989	6,079	4,129
Total	$53,556	$44,065	$107,433	$73,048

24. Supplemental Cash Flow Information

	Six-months ended
	September 30, 2026	September 30, 2025

Non-cash transactions:
Recognition of ROU assets and lease liabilities	$70,570	$286
Equipment deposits or purchases paid with BTC	$5,017	$201,836

Interest paid	$557	$462
Income taxes paid	$6,055	$752

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

25. Fair Value Measurements

The fair values of investments, digital currencies and derivative assets were measured using the cost, market or income approaches. The investments, digital currencies and derivative assets were measured at fair value are classified into one of the three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values, with the designation based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the fair value hierarchy are:

Level 1 Inputs: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.

Level 2 Inputs: Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

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

The Company classified its financial assets and liabilities into the following levels at September 30, 2026, and March 31, 2026:

	September 30, 2026			March 31, 2026
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	$-	$138,990	$-	$-	$23,113	$-
(i) Digital currencies (Note 6)	22,622	-	-	10,822	-	-
(ii) Investments (Note 4)	7,465	-	3,553	6,624	-	3,117
Derivative asset (Note 6)	-	22,082	-	-	606	-
	$30,087	$161,072	$3,553	$17,446	$23,719	$3,117

Liabilities
Warrant liability	$-	$-	$555	$-	$-	$413
Convertible loan-derivative component	-	-	-	-	-	-
	$-	$-	$555	$-	$-	$413

(i)  The fair value of the Company's digital assets is determined by the price at 12:00 AM CET per coinbase.com.

(ii) The Company's investments classified as level 3 fair value measurements consist of investments in preferred stock, convertible notes and common stock.  For the Company's common stock investments:

  Various Black Scholes models were utilized; and
  A prior transaction approach was used for others; some adjusted.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the period presented.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

25.   Fair Value Measurements (continued)

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a non-recurring basis. Our non-financial assets, include right of use assets, plant and equipment, long term receivables and deposits are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset's projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of September 30, 2026, and March 31, 2026, the fair values of cash, amounts receivable and prepaid assets, accounts payable, current portion of convertible loan, lease liability, loans payable, and term loan approximated their carrying values because of the short-term nature of these instruments.

A verified prior transaction is initially given 100% weighting in a fair value conclusion (if completed at arm's length), but subsequently such weighting is adjusted based on the merits of newly observed data.  As a result, in the absence of disconfirming data, an unadjusted prior transaction price may not be considered "stale" for months or, in some cases, years.

Level 3 Continuity

The following is a reconciliation of Level 3 assets and liabilities:

Level 3 Continuity	Fair value at September 30, 2026	Fair value at March 31, 2026
Investments
Balance, at April 1	$3,117	$3,120
Additions	357	725
Transfer to Level 1	-	(725)
Foreign exchange	(8)	6
Change in fair value	87	(9)
Balance, at September 30	$3,553	$3,117

Warrant liability
Balance, at April 1	$413	$760
Change in fair value	142	(347)
Balance, at September 30	$555	$413

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

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

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

Digital currencies have a limited history, and the fair value historically has been very volatile.  Historical performance of digital currencies is not indicative of their future price performance.  The Company's digital currencies currently mainly consist of Bitcoin.  The table below shows the impact for every 5% variance in the price of Bitcoin on the Company's earnings before tax, based on the closing price at September 30, 2026.

Impact of 5% variance in price

Bitcoin	$1,121

For the security of its digital currencies, the Company uses the services of two institutions through custodial agreements, one located in Liechtenstein and another in the United States.

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

27. Segmented Information

The Company's Chief Operating Decision Maker ("CODM") is its President and CEO.  The Company operates in one segment, with two revenue streams being the mining and sale of digital currencies and high-performance computing hosting.  The Company uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment.  Additionally, the Company's CODM regularly reviews the Company's expenses on a consolidated basis.  The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between cost of revenue and general and administrative expenses.

External revenues are attributed by geographical location, based on the country from which services are provided.

September 30, 2026	Canada	Sweden	Paraguay	Bermuda	Total

Revenue from digital currency mining	$-	$-	$-	$148,098	$148,098
High performance computing hosting	15,904	-	-	-	15,904
	$15,904	$-	$-	$148,098	$164,002

September 30, 2025	Canada	Sweden	Paraguay	Bermuda	Total

Revenue from digital currency mining	$-	$-	$-	$122,870	$122,870
High performance computing hosting	-	-	-	9,994	9,994
	$-	$-	$-	$132,864	$132,864

The Company's plant and equipment are located in the following jurisdictions:

September 30, 2026	Canada	Sweden	Paraguay	Bermuda	Total

Plant and equipment	$111,772	$9,227	$269,650	$-	$390,649
Right of use asset	102,803	1,457	-	107	104,367
	$214,575	$10,684	$269,650	$107	$495,016

HIVE Digital Technologies Ltd.
Notes to the Condensed Interim Consolidated Financial Statements
For the three and six months ended September 30, 2026, and 2025
(expressed in thousands of United States dollars except share and per share data)
(Unaudited)

27. Segmented Information (continued)

March 31, 2026	Canada	Sweden	Paraguay	Iceland	Switzerland	Bermuda	Total

Plant and equipment	$113,646	$14,076	$352,754	$-	$-	$-	$480,476
ROU asset	41,954	1,012	-	-	-	130	43,096
	$155,600	$15,088	$352,754	$-	$-	$130	$523,572

28. Comparative Figures

Certain figures in the comparative period condensed interim consolidated statements of financial position, condensed interim consolidated statements of (loss) income and comprehensive (loss) income, condensed interim consolidated statements of changes in equity and condensed interim consolidated statements of cash flows have been reclassified to meet the current presentation.

29. Subsequent Events

Subsequent to the period ended September 30, 2026, BUZZ Alpha Cloud Inc., an indirect wholly owned subsidiary of the Company, entered into a Loan and Security Agreement with an institutional lender. The agreement provides a credit facility of approximately $128.9 million (the "Facility"). The Company will use the Facility to buy NVIDIA GB200 GPUs and related infrastructure for a three-year fixed-term customer contract.

The Facility has a fixed interest rate of 9.0% per year and a three-year term. Principal and interest are repaid over the life of the loan in equal monthly payments. At the end of the term, the Company will own the GPUs outright with no residual payment.

The Facility is secured by the GPUs and related assets of BUZZ Alpha Cloud Inc. BUZZ High Performance Computing Inc. (“BUZZ HPC”), the parent of BUZZ Alpha Cloud Inc., has given a limited recourse guarantee and has pledged its shares of BUZZ Alpha Cloud Inc. to the lender. BUZZ HPC is not otherwise liable under the Facility. The Facility includes customary terms and covenants, including a required debt-service coverage ratio.

After deducting a 1.5% agent fee and estimated escrow interest, the lender is depositing net proceeds of approximately $125.4 million into a third-party escrow account. The funds will be released to the equipment supplier when the equipment is accepted, and loan repayments will start at that time.

Subsequent to the period ended September 30, 2026, Buzz High Performance Computing Holdings AB (formerly Bikupa Holdings AB), a wholly owned subsidiary, completed a share purchase agreement with Bodens Utveckling AB.  Under the agreement, the Company purchased all shares of a newly formed Swedish Company that owns the Boden datacentre property and land.  The Company has leased and operated this data centre since 2018. The Company paid SEK 99.4 million (approximately US $10.1 million) in consideration for the acquisition.  With this acquisition, the Company now owns the Boden data centre, and the existing lease with Bodens Utvecklings AB has ended. The Company expects to account for the transaction as an asset acquisition.

Subsequent to the period ended September 30, 2026, the Company issued 125 common shares under the RSU plan upon the exercise of restricted share units.

Subsequent to the period ended September 30, 2026, the Company issued 751,937 November 2025 ATM Shares pursuant to the November 2025 ATM Equity Program for gross proceeds of $1.6 million.  The November 2025 ATM shares were sold at prevailing market prices for an average price per November 2025 ATM Share of $2.07 (C$2.91). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $47 thousand on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of our financial condition and results of operations (the "MD&A") should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes and the other financial information included elsewhere in this Quarterly Report and in our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the "Annual Report"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and in the Annual Report, particularly under "Item 1A. Risk Factors." See also  "Cautionary Statement Regarding Forward-Looking Statements." Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

These documents and additional information regarding the business of the Company are available on the System for Electronic Data Analysis and Retrieval ("SEDAR+") at www.sedarplus.ca, the Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system maintained by the Securities and Exchange Commission (the "SEC") at www.sec.gov/EDGAR and the Company's website at www.hivedigitaltechnologies.com. For the year ended March 31, 2025, the Company transitioned its financial reporting framework from International Financial Reporting Standards ("IFRS") to the generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial data is in accordance with US GAAP as issued by the Financial Accounting Standards Board ("FASB"), and all figures are reported in United States dollars unless otherwise indicated.

This Management's Discussion & Analysis contains information up to and including November 9, 2026.

Our MD&A is primarily organized as follows:

• Business Overview, Trends, Business Objectives and Operational Milestones. Highlights of events that impacted our financial position and results of operations.

• Results of Operations. Analysis of our financial results comparing the three and six months ended September 30, 2026 and 2025.

• Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements, and their general purpose.

• Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments underlying our reported financial results.

BUSINESS OVERVIEW, TRENDS, BUSINESS OBJECTIVES AND OPERATIONAL MILESTONES

Business Overview

HIVE Digital Technologies Ltd. is a sustainable-energy focused digital infrastructure company. Our business model consists of using cash-flow generated from our established hashrate services business to support our ongoing AI and HPC business expansion, primarily through our wholly owned subsidiary, BUZZ High Performance Computing Inc. ("BUZZ" or "BUZZ HPC"). The Company leverages its existing footprint of Tier-I data centers, initially optimized for energy-efficient hashrate services, to secure low-cost power, grid access, and operational scale, then incrementally upgrades these assets to Tier-III, enterprise-grade AI infrastructure capable of supporting high-density GPU workloads, liquid cooling, and mission-critical uptime. Through BUZZ HPC, HIVE is positioning itself as a sovereign AI provider, offering domestically controlled, regulation-aligned compute infrastructure tailored to governments, enterprises, and research institutions, particularly in Canada. Our geographic strategy focuses on energy-advantaged regions such as Canada, Sweden, and Paraguay, where abundant, low-cost renewable power enables both immediate monetization and long-term scalability. In addition, one of our key objectives is to site our facilities in close proximity to hydroelectric power or other sources of renewable energy. Due to the location of our facilities, we believe it is likely that a significant portion of our data center operations are powered by renewable or "green" energy sources, however we do not ultimately control the sourcing of power. By converting energy access into increasingly valuable compute capacity, HIVE is transitioning from a traditional hashrate service provider into a vertically integrated, capital-efficient AI infrastructure platform aligned with global trends in AI demand, data localization, and power-constrained data center development.

The Company is a reporting issuer in each of the Provinces and Territories of Canada and under the Securities Exchange Act of 1934 in the United States. The Company's common shares are listed for trading on the Toronto Stock Exchange and the Nasdaq Capital Markets Exchange under the symbol "HIVE" and on the Colombian Stock Exchange under the symbol "HIVECO".

Our Portfolio

The following table summarizes the operational hashrate of each of the Company's major data centers together with its average operational power consumption and power capacity available to each such data center, as of October 31, 2026. As of October 31, 2026, the Company's total installed hashrate was approximately 25.8 EH/s with an implied efficiency of 16.7 J/TH, based on the nameplate hashrate and power consumption of the installed miners. Where miners were operating in a modified operating mode, including through controlled downclocking for fleet optimization, the figures reflect the expected hashrate and power consumption associated with such modified operating mode. After accounting for these adjustments, the Company's installed hashrate was approximately 24.2 EH/s, with an implied fleet efficiency of 15.8 J/TH.

Sites	Operation Hashrate (PH/s)	Installed Hashrate (PH/s) Optimized [3]	Installed Hashrate (PH/s) Stock [4]	MW Utilized	MW Capacity Available
New Brunswick, Canada owned facility [2]	2,342	2,620	3,166	37.2	70.0
Quebec, Canada leased facility	1,310	1,363	1,646	29.0	34.5
Boden, Sweden owned facility [5]	973	1,318	1,635	15.4	32.0
Boden 2, Sweden owned facility	-	-	-	-	7.0
Notviken, Sweden leased facility	64	75	84	0.9	1.5
Yguazu, Paraguay owned facility	12,112	11,906	12,375	195.9	200.0
Valenzuela, Paraguay owned facility	7,097	6,804	6,804	107.7	107.0
Toronto, Canada owned facility	66	69	69	1.0	5.5
Quebec City, Canada hosted facility [1]	-	-	-	0.7	0.7
Montreal, Canada hosted facility [1]	-	-	-	1.4	1.4
Stockholm, Sweden hosted facility [1]	-	-	-	0.8	0.8
Manitoba, Canada hosted facility [1]	-	-	-	1.0	4.0
Total	23,964	24,155	25,779	391.0	464.4

1 Data center used for HPC / AI compute only.

2 Includes approximately 126 PH/s of BTC equivalent hashrate.

3 Installed Hashrate - Optimized: The hashrate of all installed ASICs based on their current operating configuration, whether stock settings or a modified operating mode.

4 Installed Hashrate - Stock: The hashrate of all installed ASICs based on their stock configuration.

5 Facility purchased in October 2026, peviously leased.

The Company recognizes the majority of its revenue from the provision of hashrate services, where the Company generates hashrate and sells said hashrate to mining pools which utilize the hashrate for their purposes while paying out HIVE based on an FPPS payout model for which the Company receives digital currencies and records them at their fair value on the date received.  The Company's revenue is being diversified through our expansion into Tier-III data center operations, which support HPC and AI based applications.

We retain our Bitcoin in segregated, secure storage wallets with Fireblocks Inc.  and Bank Frick, third-party providers that specialize in secure crypto storage.  We have not encumbered our Bitcoin assets as collateral against debt or other obligations of any kind.  Our Bitcoin is not stored on any exchange.  Our Bitcoin is never "staked" for mining purposes or loaned to any third party.

Financial Summary

	Three months ended September 30,		Six months ended September 30
(in thousands, except share amounts)	2026	2025	2026	2025

Total revenue	$84,882	$87,253	$164,002	$132,864
Net (loss) income	(78,701)	(15,797)	(221,608)	19,219
Gross operating margin (1)	30,202	42,404	54,390	58,223

Basic (loss) income per share	$(0.29)	$(0.07)	$(0.82)	$0.09

Digital assets mined - BTC	1,070	718	2,074	1,125

Non-GAAP measure. A reconciliation to its nearest GAAP measures is provided under "Reconciliations of Non-GAAP Financial Performance Measures" below.

Highlights

Digital currency operations

The Company continues to make opportunistic investments to upgrade its ASICs and infrastructure, improve fleet efficiency and maximize hashrate. On December 3, 2024, the Company announced the purchase of 13,480 Bitmain S21+ Hydro units, together with a purchase option for an additional 13,480 units, representing approximately a combined total of 8.6 EH/s capacity. The Company subsequently exercised this option, with approximately 7,420 units shipped to the Yguazú Facility and the remaining 6,060 units scheduled for shipment to the Valenzuela Facility in September 2025.

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

High-performance computing operations

The Company has continued to develop and expand its HPC business, which draws on the Company's fleet of GPUs in enterprise grade data center servers operating in Tier-III data centers. These GPUs operate with redundancy and are utilized for rental through GPU on-demand marketplaces and term contracts, where end users are typically performing Large Language Model ("LLM") computations, such as modeling, inference and fine-tuning. Currently, the Company collectively has approximately 6,000 GPUs operating across Tier-III data centers in Montreal, Canada and Stockholm Sweden, which include NVIDIA A5000, A6000, A40, H100, H200 and B200 GPUs.

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

• British Columbia - Phase 2 (option): An additional 7.6 MW in 2027, supporting approximately 3,000 additional GPUs.

The Company's New Brunswick 70 MW site has been identified by management as a candidate for conversion to a Tier-III hyperscaler co-location (estimated $85 million ARR), and the 7.2 MW Toronto Airport site is viewed as attractive for potential government or military applications. Design development and site planning at New Brunswick are advancing.

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

On June 18, 2026, the Company announced that BUZZ entered into an agreement with Bell Canada ("Bell") and Cohere Inc. ("Cohere") for the construction and implementation of Canadian sovereign AI infrastructure (the "BUZZ Agreement").  The Buzz Agreement contemplates that BUZZ will deploy a sovereign AI cloud and GPU cluster infrastructure at Bell's purpose-built facility in Merritt, British Columbia. The deployment is intended to provide a high-performance compute layer on which Cohere will operate its foundation models and enterprise AI solutions for government and corporate customers across Canada.

On June 18, 2026, the Company announced that the Boden Municipal Council in Boden, Sweden had approved the Company's acquisition of the Company's leased facility known as the "Big Boden 32 MW data center" from Bodens Utvecklings AB (the "Boden Acquisition"). The Big Boden facility has anchored HIVE's Swedish operations since 2018. The Company intends to advance the Big Boden data center toward Tier III infrastructure standards. The Boden Acquisition remains subject to customary closing conditions.

On June 25, 2026, the Company announced that it had signed a co-location letter of intent (the "Boden LOI") with a Swedish technology company for a lease of the Company's Big Boden facility. The Boden LOI contemplates a term of up to 10 years for a usable critical IT load of approximately 25 MW. The Boden LOI is non-binding and subject to the negotiation and execution of a definitive agreement.

On July 17, 2026 the Company's wholly-owned subsidiary Buzz Beta Cloud Inc, entered into a binding purchase agreement for the acquisition of equipment and related services totaling $186.9 million. Under the terms of the agreement a 10% non-refundable deposit was required to secure the order, and on July 24, 2026, the Company paid the required deposit of approximately $18.7 million.  A further 15% is payable upon notification that the OEM has received the required components, with the remaining 75% due prior to shipment. The Company intends to fund the remaining balance from existing cash resources and available financing sources.

On August 17, 2026, the Company announced that BUZZ entered into a GPU cloud services agreement with an enterprise customer (the "Customer") to which it will provide the Customer with access to a dedicated GPU which will consist of 2,016 NVIDIA Blackwell Ultra GPUs in NVIDIA GB300 NVL72 rack-scale systems and will be deployed at a facility in Merritt, British Columbia.  The cluster will be designed to support large-scale AI training, AI inference and advanced enterprise workloads. Deployment is expected to occur during the first quarter of the 2027 calendar year.  The estimated total contract value is approximately $350 million over the five-year term. The Company expects capital expenditures associated with the deployment (including the accelerated computing cluster and all associated hardware and service warranties) to total approximately $185 million. The Customer has agreed to furnish a deposit of approximately 10% of the total contract value.

On September 10, 2026, the Company announced that Mark Volk was appointed Senior Vice President, Revenue at BUZZ.

On September 16, 2026, the Company announced that BUZZ HPC entered into a strategic partnership with ProCogia, a Vancouver-based applied-AI and data engineering company. Under the arrangement, ProCogia will procure dedicated GPU capacity from BUZZ HPC's Canadian data centers to power ProCogia's own artificial intelligence products and client workloads and, in turn, will serve as a preferred applied-AI services partner to BUZZ HPC's customers. BUZZ and ProCogia also intend to jointly market their combined sovereign-compute and applied-AI capabilities to enterprise and small- and medium-sized business customers in the United States and Europe.

Trends, Uncertainties and Other Factors Impacting our Business and Industry

Energy Risks

Geopolitical turmoil, including the invasion of Ukraine by Russia, and more recently, renewed tensions in the Middle East, have led many countries to implement aggressive tax policies, strategic reserves, and industrial incentives to protect their domestic energy supply. Management believes that the sharp rise in energy prices in Europe underscores the vulnerability of unhedged power consumers, particularly in energy-intensive industries while the geopolitical energy shock reinforces the strategic value of operating data centers in diverse locations. We believe a combination of energy scarcity and strong demand for AI-driven compute capacity imply that stable, low-cost renewable energy represents a critical competitive advantage in both digital asset mining and AI infrastructure services.

The Company has used its best efforts to mitigate its exposure to high or unstable energy prices in Europe, though  there is no assurance that this risk can be mitigated.  With respect to the Company's operations in Sweden, the increased energy prices across Europe resulting from the Russian invasion of Ukraine and other global events have been buffered partially by the Company having forward energy agreements for the purchase of electricity.  These energy hedging contracts allow HIVE to purchase a fixed quantity of power measured in MW, for a fixed period of time. As a result, if the index spot price increases, HIVE can rely on a previously agreed upon fixed energy price to continue operations uninterrupted.

HIVE actively monitors the hashrate economics of its operations to determine earnings from digital asset mining measured in dollars per megawatt-hour ("MWHR"). Under certain market conditions, it may be more profitable for HIVE to sell its energy rights back to the grid, rather than to provide hash power services. In such conditions, the Company would receive the proceeds of energy sold at index spot pricing, while paying the lower fixed price secured under the energy hedged contract.. This energy optimization strategy not only protects profitability but also demonstrates HIVE's operational flexibility in a volatile energy environment. Our owned and leased Swedish data centers provide capacity of approximately 41.3 MW of renewable hydroelectric energy, which represents approximately 9% of our total global hydroelectric capacity. These facilities are strategically positioned to benefit from Sweden's robust renewable energy infrastructure and to support both hashrate services and emerging AI workloads. In an era when energy security is increasingly linked to national policy and the compute economy is rapidly expanding, management believes that HIVE's combination of stable renewable power and advanced data center infrastructure positions the Company to thrive across multiple high-growth digital sectors.

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

The Company could also be negatively affected by Bitcoin "Halving" events.  Halving is a process designed to control the overall supply and reduce the risk of inflation in Bitcoin.  At a predetermined block, the mining reward is reduced by 50 percent.  The Bitcoin blockchain has undergone four Halvings since its inception.  Most recently, in April 2024, the Bitcoin Block Reward decreased from 6.25 Bitcoin to 3.125 Bitcoin per block and, consequently, the number of new Bitcoin issued to companies as a reward or "subsidy" decreased from 900 per day to 450 per day, excluding transaction fees.  The period of market normalization after the Bitcoin Halving to incentivizing profitability levels is unknown.  A Bitcoin Halving is scheduled to occur once every 210,000 blocks, or roughly every four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around the calendar year 2140.  The next Bitcoin Halving is expected to occur in April 2028.  As the rewards for each Bitcoin mined is reduced, the Bitcoin we earn relative to our hashrate capacity decreases. As a result, these adjustments have had, and are expected to continue to have, material effects on our operating and financial results.

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

The application of existing tax laws to blockchain-based digital infrastructure, including hashrate services and HPC data centers, remains subject to evolving administrative interpretations and enforcement in certain jurisdictions. Where statutory frameworks predate these technologies, tax authorities may apply legacy provisions through reassessments, audits, and litigation rather than existing tax law, creating uncertainty. Tier-I data centers are designed for versatile, high-density computing and support a wide range of workloads, including cloud services, data storage, rendering, AI preparation, and as well as hashrate based compute which may fall into a different category of service under some regulatory interpretations. In particular, jurisdictions with statutory provisions for input VAT recovery (rebates/refunds) and depreciation/capital allowances may apply differently, based on infrastructure characteristics or specific workload type. We believe that in some cases these characterizations warrant further review.

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

Industry participants, including the Company's Swedish subsidiaries, have faced retrospective reassessments, denial of VAT refunds, and ongoing administrative and court proceedings (with appeals pursued up to higher courts where appropriate).  The Company maintains that its positions align with enacted Swedish tax law and has appealed adverse decisions where appropriate. As discussed herein, the Company's ability to claim VAT input recovery remains conditional on favorable rulings. If the Company and or its subsidiaries are mandated by the STA to settle existing assessments following exhausting the appeals process across Sweden and the European jurisdictions, and other tax strategies, the Company's assets on hand at the Swedish locations may be subject to regulatory actions such as seizure and or liquidation.

In addition, the Company may have to re-deploy capital away from projects currently in progress to satisfy any obligations that may be imposed by the STA. The Company is currently assessing the risks and monitoring potential outcomes.

As announced by the Company in its news release on March 16, 2026, the Company is winding down its ASIC-based hashrate service operations in Sweden as it reallocates capital toward the expansion of its AI and high-performance computing ("HPC") business. This reflects management's strategy to prioritize capital allocation to enterprise AI infrastructure.

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

Against the geopolitical backdrop described under "Energy Risks" above, global energy security concerns have elevated regulatory scrutiny, with many countries introducing aggressive tax policies and energy-specific levies to protect domestic supply. This geopolitical shift has coincided with the increased interest in and adoption of AI technologies, ignited from high-performance computing breakthroughs, significantly increasing the strategic and economic value of data centers worldwide. The new operative term in global policy circles is "sovereign data centers," which are facilities that nations view as critical infrastructure, to be controlled within their borders, particularly when they serve both hashrate compute and AI workloads.

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

Operating in an emerging industry, the Company must adapt to significant changes in regulatory, tax and industry rules and guidelines and obtain regulatory and tax advice from external global experts.  In addition, regulations and the rules, rates, interpretations, and practices related to taxes, including consumption taxes such as VAT, are constantly changing.

The Company's headquarters are in San Antonio, Texas, United States, and its registered office is in Vancouver, British Columbia, Canada. As such, the Company is subject to the jurisdiction of the laws of the State of Texas, the Province of British Columbia and the federal laws of each of the United States and Canada.  The Company manages its data centers and trading operations from Bermuda in order to simplify tax expectations. Further, our presence in Bermuda is rooted in our historical development and choice to operate within a jurisdiction that provided early legal certainty for the digital-asset sector. Bermuda adopted a comprehensive digital asset regulatory regime in 2018, much earlier than many other countries. While jurisdictions such as the EU have spent years debating how to regulate digital assets, Bermuda spent the intervening years developing institutional expertise and regulatory infrastructure and provides a credible home for companies operating in the sector.

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

For further discussion of the risks associated with respect to adverse tax decisions and regulatory developments, see the Risk Factors set forth in Item 1.A of our Annual Report, in particular "Item 1A- Risks Related to Certain Regulatory Compliance and Other Legal Matters" and "Item 1A. Risk Factors-Risks Related to Taxation" therein.

Tax Environment-Sweden

The Company's wholly owned Swedish subsidiaries Bikupa Datacenter AB ("Bikupa") and Bikupa Datacenter 2 AB ("Bikupa 2") have received a series of decision notices of assessment (the "decisions") from the STA concerning the application of value added tax ("VAT") and, in particular, the entities' entitlement to recover input VAT on equipment and other charges. The decisions reject recovery of input VAT for the periods assessed and require repayment of amounts previously refunded, together with tax supplements and interest. The Company appealed the initial Bikupa decision on February 9, 2023,  the initial Bikupa 2 decision on March 10, 2023, and has appealed subsequent decisions as they have been issued. For more information regarding the various dates of the decisions, please see Note 16-Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements included as a part of this Quarterly Report.

During each step of the appeals process, the Company has engaged an independent legal firm and an independent audit firm in Sweden with expertise in these matters to assist. Management, supported by its independent advisors, continues to believe that the decisions are not consistent with applicable law or with the technical characteristics of the Company's operations, and that under general principles governing the burden of proof it is for the STA to substantiate its position. The Company's position is supported by, among other things, European Union guidelines, a ruling of the Swedish Council for Advance Tax Rulings, an information technology forensic expert opinion and a legal opinion from a Swedish professor specializing in VAT law.

The matters proceeded through the Administrative Court and, subsequently, the Court of Appeal, which ruled against the Company with respect to the earliest decisions. On July 20, 2026 the Company filed applications for leave to appeal to the Supreme Administrative Court.

Notwithstanding management's continuing belief in the merits of its position, and the Company's intention to pursue all available avenues of appeal, the adverse judgments of the Court of Appeal and the related advice of the Company's Swedish counsel have caused management to conclude that it is probable that a liability has been incurred and that the amount of that liability can be reasonably estimated. Accordingly, during the quarter ended June 30, 2026 the Company recorded a provision of SEK 822.0 million (approximately $84.7 million), translated at the June 30, 2026 closing rate of SEK 9.71 per USD $1.00. The non-cash charge is presented within operating expenses and the provision is classified as a current liability. In prior periods the Company had concluded that the amounts claimed were not probable and no provision had been recorded. No additional amounts were recorded with respect to the Swedish VAT matters during the three month period ended September 30, 2026.

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

The Company's Swedish subsidiary Bikupa Real Estate AB has a related exposure of SEK 5.2 million (approximately $520 thousand), comprising of decisions by the STA in respect of periods from January to June 2024. The facts and the issue raised by the STA in respect of this entity differ from those in dispute for Bikupa and Bikupa 2, the entity was not party to the Court of Appeal proceedings. Management has concluded that a loss in respect of this matter is reasonably possible but not probable, and no provision has been recorded.

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

It is not yet known when these disputes will be finally resolved, and the process could extend well beyond one year. The HPC and ASIC compute industries are rapidly evolving, and there can be no assurance that changes in the laws or policies of Sweden will not further affect the Company's VAT position. The Company will reassess the provision at each reporting date for the outcome of the leave applications, the status of deferral requests, decisions issued in respect of periods not yet assessed, and any revised advice from its Swedish counsel. In parallel, the Company is exploring opportunities for redress through other means, including initiating a proceeding with the European Commission due to the Swedish administrative court systems refusal to refer unsettled questions of European Union law to the Court of Justice of the European Union. On August 23, 2026 Bikupa and Bikupa 2 initiated a proceeding under the Swedish Company Reconstruction Act (Sw. företagsrekonstruktion) (the "Proceeding"). As a result of the strategic filing, collections of the previously disclosed VAT assessments imposed by STA on Bikupa and Bikupa 2 have been paused. During the pendency of the matter, Bikupa and Bikupa 2 both continue to operate substantially in the normal course of business. In parallel, as described above, the VAT matter is still being disputed in the Swedish Court System. Neither HIVE nor any other of its subsidiaries is a party to the Proceeding.

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

During the year ended March 31, 2026, the Company paid $0.3 million towards the $0.3 million provisioned amount.  The Company also received an assessment of $2.3 million for sales tax payable that is included in the provision as a result of a sales tax audit related to periods prior to the acquisition of 9376-9974 Quebec Inc. in 2021.  During the year ended March 31, 2026 and prior periods, the Company received sales tax credits totaling $2.3 million that were applied against this assessment and accrued interest. During the period ended September 30, 2026,there were no additional provisions, recoveries, or assessments recorded in respect of these matters.

The Company and two of its subsidiaries have claimed and are awaiting repayment by the CRA and Revenue Quebec of significant consumption tax credits, most of which are being withheld pending resolution of ongoing audits:

1. 9376-9974 Quebec Inc. has filed for and claimed approximately C$8.2 million in consumption tax credits, which to date remain unpaid; and

2. Hive Atlantic Datacentres Ltd. has filed for and claimed approximately C$43.5 million in consumption tax credits, which to date remain unpaid.

The Company continues to work with its representatives to achieve a successful resolution of the various tax audits and reassessments, particularly for the following:

The Company and certain of its wholly-owned subsidiaries, including 9376-9974 Québec Inc., Hive Digital Data Ltd. (incorporated in Bermuda), and Hive Atlantic Datacentres Ltd. ("Hive Atlantic"), are engaged in ongoing disputes with the CRA, RQ and other provincial tax authorities. Management, together with its external tax and legal advisors, continues to pursue resolution of these matters through the applicable objection, appeal, and court processes. The significant matters are as follows:

• 9376-9974 Québec Inc. received Notices of Assessment from RQ denying capital cost allowance ("CCA") claimed on certain assets for its taxation years ended December 31, 2021 through 2024. The total amount assessed, including interest and penalties, is C$5.4 million. 9376-9974 Québec Inc. is disputing this assessment and has filed a notice of objection.

• The Company is disputing disallowed input tax credits of C$0.6 million for reporting periods from July 1, 2017 to June 30, 2021. On July 27, 2006, the Company also received a Notice of Reassessment from the CRA, issued July 27, 2026, in the amount of C$4 million, inclusive of interest and penalties, asserting that GST/HST should apply to treasury and currency management services supplied by the Company to Hive Digital Data Ltd. for the period from July 1, 2021 to March 31, 2023, on the basis that Hive Digital Data Ltd. has a permanent establishment in Canada. The Company is disputing this reassessment, and has filed a notice of objection.

• Hive Atlantic is disputing a GST/HST reassessment of C$4.2 million in respect of reporting periods from May 1, 2021 to December 31, 2021, and is preparing to file a Notice of Appeal with the Tax Court of Canada. Hive Atlantic received another GST/HST reassessment of C$56.8 million, inclusive of interest and penalties, for the period from January 1, 2022 to March 31, 2025, asserting that GST/HST should apply to sales of hashpower by Hive Atlantic to Hive Digital Data Ltd., again on the basis of an alleged permanent establishment in Canada. Hive Atlantic is disputing this matter and will file a notice of objection.

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

For further discussion of the risks associated with a potential adverse outcome with respect to tax disputes in Canada, see "Item 1A. Risk Factors-Risks Related to Taxation" in our Annual Report.

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

This phenomenon is not unique to Bitcoin and has been observed in traditional financial markets; for instance, automated computer-based trading is often cited as a contributing factor to the stock market crash of October 19, 1987. Events such as the October 10 Event tend to erode user and investor confidence and negatively affect the Company's operations and outlook. The price of Bitcoin has not recovered from the high of $126,198 on October 6, 2025, and had a closing price of approximately $77,435 on October 31, 2026. There can be no guarantees that similar events will not occur in the future. In the event one or such events occurs, the Company may experience a material adverse change.

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

We believe that the demand for HPC and AI services will continue to increase, and that we will be able to attract and retain new customers. Customer acquisition and retention will depend on our ability to meet HPC and AI compute demands in a cost-competitive manner. Factors that could affect our competitiveness include the location and efficiency of our facilities, our pricing relative to competitors, our ability to provide a high-uptime supply of compute., and regulatory actions in which the jurisdictions in which we operate. Further, if AI and other HPC-intensive use cases are not broadly adopted, or if new use cases do not emerge, our market opportunity may be smaller than we expect.

Continued Development of HIVE's Facilities in Paraguay

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

The following table sets forth the number of shares sold and gross proceeds received under each of our ATM Equity Programs during the six month periods ended September 30, 2026 and 2025:

	Six months ended September 30,
	2026		2025
	Shares Issued	Gross Proceeds ($)	Shares Issued	Gross Proceeds ($)
October 2024 ATM Equity Program	-	-	15,266,061	25.9 million
Amended October 2024 ATM Equity Program	-	-	53,017,807	117.2 million
November 2025 ATM Equity Program	13,698,085	43.2 million	-	-

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
Purchase of $15.6 million data center equipment for New Brunswick Facility and Montreal Facility
Purchase of $229.4 million in data center equipment and development costs for Paraguay Facilities
Purchase of $20.3 million data center equipment for Montreal (HPC) Facility
Acquisition of Zunz SA from Bitfarms Ltd. and project payments of $63.8 million for Yguazú Paraguay Facility
November 2025 ATM Equity Program	$101.2 million	Purchase of $0.1 million in data center equipment for Lachute (Québec) Facility
Purchase of $42.5 million in data center equipment, land acquisition, and development costs for Paraguay Facilities
Data center acquisition and development costs of $13.6 million for Sweden Facilities
Data center cost consisting of equipment and deposits of $12.6 million for HPC
Land and property acquisition cost of $26.9 million for HPC

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

IVE Bermuda 2026 Ltd. intends to use the net proceeds from the June Offering to fund one or more of HIVE's direct or indirect subsidiaries, or to make a capital contribution to any such subsidiary or subsidiaries, which in turn will use such proceeds for general corporate purposes, capital investment (including, but not limited to, the purchase of graphics processing units) and data center development.

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

Business Objectives and Milestones	Status	Estimated Costs	Expenditures to Date
Fleet upgrade	Ongoing. The Company undergoes continual upgrade of its fleet of equipment by making strategic purchases to replace the least efficient ASIC equipment with new generation equipment.	$60 million	$6.4 million
Paraguay Expansion	Ongoing. The Company is currently undertaking planned 100 MW expansion of its substation at its Yguazú site in Paraguay, targeted for calendar year 2026. As of the date of this report, construction activities related to the expansion have commenced and key infrastructure components have been ordered.	$15 million	$13.5 million
HPC expansion	Ongoing. Over the next 36 months, the Company anticipates significant capital expenditures associated with expansion of its HPC business operations, totaling up to approximately $493 million. This includes early-stage allocation of investments of: (i) approximately $61 million in strategic land acquisitions for data center expansion (including land acquisition plans in Ontario, Canada); (ii) approximately $150 million in infrastructure buildout costs; (iii) up to approximately $150 million for GPU acquisitions to support high-performance computing and AI workloads; and (iv) up to approximately $132 million for GPU acquisitions for deployment within data centers in connection with its teaming agreement with Bell Canada as announced on August 19, 2025.	$493 million	$145.3 million
Upgrade HIVE Facilities located in Toronto, Ontario to Tier-III HPC data centers.	The Company intends to spend approximately $35 million to transition the Toronto Facility to a Tier-III data center. $Nil expenditure has occurred as of the date of this report. The Toronto Facility was acquired on September 15, 2025.	$35 million	$nil

CONSOLIDATED RESULTS OF OPERATIONS ON A QUARTERLY BASIS

	Q2 2027	Q1 2027	Q4 2026	Q3 2026	Q2 2026
(in thousands)
Revenue from digital currency mining	$76,038	$72,060	$67,174	$88,225	$82,073
High performance computing hosting	8,844	7,060	4,642	4,886	5,180
	84,882	79,120	71,816	93,111	87,253

Operating and maintenance	(53,556)	(53,877)	(53,597)	(60,084)	(44,065)
High performance computing service fees	(1,124)	(1,055)	(689)	(883)	(784)
Depreciation	(54,863)	(53,678)	(52,702)	(57,420)	(38,292)
	(24,661)	(29,490)	(35,172)	(25,276)	4,112

Gross operating margin	30,202	24,188	17,530	32,144	42,404
Gross operating margin % (1)	36%	31%	24%	35%	49%
Gross margin %	(29% )	(37% )	(49% )	(27% )	5%

Net realized and unrealized gains (losses) on digital currencies (2)	5,311	(809)	(7,218)	(9,754)	4,553
General and administrative	(10,698)	(9,021)	(9,395)	(8,447)	(7,800)
Foreign exchange (loss) gain	(884)	(2,874)	(8,601)	4,737	601
Share based compensation	(8,628)	(7,082)	(7,237)	(6,998)	(5,472)
Unrealized gain (loss) on investments	(887)	1,277	(2,263)	(13,654)	(8,282)
Change in fair value of derivatives	(7,312)	(7,062)	(5,307)	(31,571)	(2,264)
Non-cash impairment of equipment	(31,187)	-	-	-	-
Non-cash provision for regulatory liabilities	177	(84,650)	-	-	-
Provision on sales tax receivables	-	-	-	1,548	-
Impairment of receivable on sale of subsidiary	-	-	-	(1,816)	-
(Loss) gain on sale of mining assets	16	(960)	-	-	48
Other income	1,763	675	967	699	54
Finance expense	(1,544)	(1,336)	(411)	(299)	(328)
Tax expense	(167)	(1,575)	(1,703)	(496)	(1,019)
Net loss from continuing operations	$(78,701)	$(142,907)	$(76,340)	$(91,327)	$(15,797)

EBITDA (1)	$(22,127)	$(86,318)	$(21,524)	$(33,112)	$23,842
Adjusted EBITDA (1)	$24,807	13,436	(8,980)	5,725	31,530

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

CONSOLIDATED RESULTS OF OPERATIONS ON A PERIOD END BASIS

	Three months ended September 30,
	2026	2025
(in thousands)
Revenue from digital currency mining	$76,038	$82,073
High performance computing hosting	8,844	5,180
	84,882	87,253

Operating and maintenance	(53,556)	(44,065)
High performance computing service fees	(1,124)	(784)
Depreciation	(54,863)	(38,292)
	(24,661)	4,112

Gross operating margin	30,202	42,404
Gross operating margin % (1)	36%	49%
Gross margin %	(29%)	5%

Net realized and unrealized gains (losses) on digital currencies (2)	5,311	4,553
General and administrative	(10,698)	(7,800)
Foreign exchange (loss) gain	(884	601
Share based compensation	(8,628)	(5,472)
Unrealized gain (loss) on investments	(887)	(8,282)
Change in fair value of derivatives	(7,312)	(2,264)
Non-cash provision for regulatory liabilities	177	-
Non-cash impairment of equipment	(31,187)	-
Provision on sales tax receivables	-	-
Impairment of receivable on sale of subsidiary	-	-
(Loss) gain on sale of mining assets	16	48
Other income	1,763	54
Finance expense	(1,544)	(328)
Tax expense	(167)	(1,019)
Net loss from continuing operations	$(78,701)	$(15,797)

EBITDA (1)	$(22,127)	$23,842
Adjusted EBITDA (1)	$24,807	$31,530

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

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Revenue:

  Revenue from digital currency mining was $76.0 million for the current period compared to $82.1 million in the prior comparative period. The Company received 1,070 Bitcoin compared to 718 Bitcoin in the comparative prior period.  The main reason for the decrease was the decrease in the average Bitcoin price to $71,003 from $114,382 in the comparative prior period, partially offset by the higher amount of Bitcoin rewards as a result of the increase in the Company's global hashrate and the decrease in network difficulty to an average of 128 trillion during the current period compared to 130 trillion in the comparative period.

  Revenue from high performance computing hosting was $8.8 million for the current period compared to $5.2 million in the prior period. The main reason for the increase was that the Company commenced revenue recognition from a new two-year contract announced February 13, 2026, that provides for gross monthly recurring revenue of $1.25 million.

Cost of sales:

  Operating and maintenance costs for digital currency mining were $50.4 million for the current period compared to $42.1 million in the prior period. These costs consisted of fees paid to suppliers (including local electricity providers), as well as service providers to operate our data centers.  These costs include daily monitoring and maintenance and all other costs directly related to the maintenance and operation of the data center equipment. The main reason for the increase was an increase in the Company's global hashrate resulting in an increase in electricity costs during the period totaling $45.6 million compared to $37.9 million in the comparative period.
  Operating and maintenance costs for high performance computing hosting were $3.2 million for the current period compared to $2.0 million in the prior period. These costs consisted of fees paid to suppliers, service providers to operate our data centers and all other costs directly related to the maintenance and operation of the data center equipment. The increase is attributable to the Company's expanded infrastructure, including ongoing operations at Tier-III facilities in Montreal and Stockholm.
  High performance computing service fees are fees from GPU marketplace aggregators where these GPUs are listed and will vary based on the market demand in connection with the revenue from high performance computing hosting. The service fees were $1.1 million for the current period compared to $0.8 million for the prior period.
  Depreciation was $54.9 million for the current period compared to $38.3 million in the prior period. The increase was mainly attributable to additions as the Company expanded its fleet of ASIC machines in Paraguay in fiscal 2026.

Gross operating margin and gross loss:

  The gross operating margin from digital currency mining was $25.7 million in the current period compared to $40.0 million in the prior period. Gross operating margin is directly impacted by digital currency prices and the network difficulty level, which in turn as impacts revenue from mining operations. The decrease in the gross margin is mainly due to the results of the above-mentioned items under revenue and cost of sales.
  The gross operating margin from high-performance computing hosting was $4.5 million in the current period compared to $2.4 million in the prior period. The increase in the gross margin is mainly due to the results of the items noted above under revenue and cost of sales.
  The gross loss was $24.7 million in the current period compared to gross margin of $4.1 million in the comparative prior period. The change from gross margin to gross loss is mainly due to the results of the above noted items under revenue and cost of sales.

Revaluation of digital currencies:

  The Company recognized an unrealized gain on revaluing its digital currencies of $3.5 million compared  to an unrealized gain of $0.4 million in the prior comparative period as a result of the movement in the Bitcoin price over the period and the size of the Company's Bitcoin holdings. The Company mainly holds Bitcoin as a digital currency. During the prior period ended, the price of Bitcoin increased from an average price of $105,737 in June 2025 to $112,980 in September 2025 whereas during the current period ended the price of Bitcoin increased from an average price of $63,503 in June 2026 to $80,308 in September 2026.

  In addition, the Company disposed of digital currencies with total gross proceeds of $70.0 million during the current period. All of these proceeds were received in cash. The Company recognized a realized gain of $1.8 million on these disposals. In the prior comparative period, the Company disposed of digital currencies with a total gross value of $118.6 million during the comparative period. Of this amount, $57.5 million represented cash proceeds, while the remaining $61.1 million (representing 513 BTC) was used as non-cash consideration for equipment deposits with Bitmain. The Company recognized a realized gain of $4.2 million on the gross disposal amount of $118.6 million.

Other items:

  General and administrative expenses were $10.7 million in the current period compared to $7.8 million in the prior period. Professional, advisory and consulting expenses increased by $0.7 million; office, administration and regulatory increased by $3.4 million, primarily due to $3.0 million of straight-line lease expense associated with the Merritt facility, which is being recognized in general and administrative expenses as the operations at the underlying data center are not yet in commercial operation; marketing decreased by less than $0.1 million; and management fees, salaries, and wages decreased by $1.2 million.
  Foreign exchange loss was $0.9 million in the current period compared to a gain of $0.6 million in the prior period due to the movement in exchange rates. The Company operates in multiple jurisdictions and is exposed to foreign currency fluctuations.
  Share based compensation expense was $8.6 million in relation to the options and restricted share units vested in the period compared to $5.5 million in the prior comparative period. The increase is mainly due to the vesting profile and grant date fair value of awards outstanding during the current period.
  Unrealized loss on investments was $0.9 million compared to an unrealized loss of $8.3 million in the prior period.  The Company holds several investments some of which are traded in the active markets which fluctuate from time to time in value.
  Change in fair value of derivatives was a loss of $7.3 million compared to a loss of $2.3 million in the prior period, comprised of three distinct derivative components as follows:
  The Company transferred Bitcoin as a deposit on equipment and received options to buy back the Bitcoin. These options were measured at fair value on the issuance dates. The derivative component is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a gain of $0.2 million on these Bitcoin options, as opposed to a gain of $0.9 million in the prior comparative period.
  The Company's warrant liability derivative is similarly re-valued each reporting period using the Black-Scholes option pricing model, resulting in a gain of $1.6 million on the warrant liability, as opposed to a loss of $3.2 million in the prior comparative period.
  The Company entered into capped call transactions in connection with the April and June 2026 convertible note offerings. The capped call transactions are treated as a derivative asset measured at fair value. The capped call is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $9.1 million on the capped call component.
  Non-cash impairment on equipment was $31.2 million in the current period compared $nil in the prior period. The Company determined that indicators of impairment existed for its equipment due to the depressed mining economics, specifically the volatility of Bitcoin throughout the current period. The Company noted that the carrying value exceeded the recoverable amount of its mining equipment and recorded a non-cash impairment charge.
  Non cash net recovery of the provision for regulatory liabilities was $0.2 million in connection with the Company's ongoing dispute with the STA against the Company's Bikupa subsidiaries, which was first recognized in the quarter ended June 30, 2026 following adverse Court of Appeal judgments that led management to conclude a loss was probable. There was no comparable item in the prior period. The provision covers all VAT periods through June 30, 2026. The current period recovery comprises a recovery of disputed input VAT of $1.5 million, partially offset by tax supplements of $0.2 million and interest of $1.1 million.

  Provision on sales tax receivable was $nil in both the current and prior period.
  Gain on equipment sales was less than $0.1 million in both the current and prior period. The Company disposes of older-generation ASIC mining equipment and legacy GPU cards that are nearly or fully depreciated as opportunities arise to upgrade its data center equipment.
  Other income was $1.8 million in the current period compared to $0.1 million in the prior period. The increase is mainly attributable to interest income on cash holdings from the April and June 2026 convertible notes.
  Finance expense was $1.5 million in the current period compared to $0.3 million in the prior period.  This includes interest for finance lease, loans payable, mortgage payable and the term loan. The increase was mainly a result of interest on finance leases of $0.6 million, interest on mortgage payable of $0.3 million in connection with the real property acquisitions in Ontario, Canada in calendar 2026, and an increase of $0.3 million in interest on convertible notes, including the convertible notes issued in April and June 2026 convertible notes.
  Tax expense was $0.2 million in the current period compared to an expense of $1.0 million in the prior period. The Company incurs tax expense as result of taxable income in its operations in Sweden, Paraguay and Canada after the use of its tax attributes within those jurisdictions.

RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2025

	Six months ended September 30,
	2026	2025
(in thousands)
Revenue from digital currency mining	$148,098	$122,870
High performance computing hosting	15,904	9,994
	164,002	132,864

Operating and maintenance	(107,433)	(73,048)
High performance computing service fees	(2,179)	(1,593)
Depreciation	(108,541)	(60,303)
	(54,151)	(2,080)

Gross operating margin	54,390	58,223
Gross operating margin % (1)	33%	44%
Gross margin %	(33%)	(2% )

Net realized and unrealized gains (losses) on digital currencies (2)	4,502	27,714
General and administrative	(19,719)	(13,550)
Foreign exchange (loss) gain	(3,758	3,473
Share based compensation	(15,710)	(11,222)
Unrealized gain (loss) on investments	390	(110)
Change in fair value of derivatives	(14,374)	14,172
Non-cash impairment of equipment	(31,187)	-
Non-cash provision for regulatory liabilities	(84,473)	-
Provision on sales tax receivables	-	1,367
Impairment of receivable on sale of subsidiary	-	-
(Loss) gain on sale of mining assets	(944)	1,360
Other income	2,438	379
Finance expense	(2,880)	(616)
Tax expense	(1,742)	(1,668)
Net (loss) income from continuing operations	$(221,608)	$19,219

EBITDA (1)	$(108,445)	$81,806
Adjusted EBITDA (1)	$38,243	$76,129

Revenue:

  Revenue from digital currency mining was $148.1 million for the current period compared to $122.9 million in the prior comparative period. The Company received 2,074 Bitcoin compared to 1,122 Bitcoin in the comparative prior period.  The main reason for the increase was the higher amount of Bitcoin rewards as a result of the increase in the Company's global hashrate, partially offset by the decrease in the average Bitcoin price to $71,343 from $106,378 in the comparative prior period, and by the increase in network difficulty to an average of 132 trillion during the current period compared to 126 trillion in the comparative period.
  Revenue from high performance computing hosting was $15.9 million for the current period compared to $10.0 million in the prior period. The main reason for the increase was that the Company commenced revenue recognition from a new two-year contract announced February 13, 2026, that provides for gross monthly recurring revenue of $1.25 million.

Cost of sales:

  Operating and maintenance costs for digital currency mining were $101.4 million for the current period compared to $68.9 million in the prior period. These costs consisted of fees paid to suppliers (including local electricity providers), as well as service providers to operate our data centers.  These costs include daily monitoring and maintenance and all other costs directly related to the maintenance and operation of the data center equipment. The main reason for the increase was an increase in the Company's global hashrate resulting in an increase in electricity costs during the period totaling $91.5 million compared to $61.1 million in the comparative period.
  Operating and maintenance costs for high performance computing hosting were $6.1 million for the current period compared to $4.1 million in the prior period. These costs consisted of fees paid to suppliers, service providers to operate our data centers and all other costs directly related to the maintenance and operation of the data center equipment. The increase is attributable to the Company's expanded infrastructure, including ongoing operations at Tier-III facilities in Montreal and Stockholm.
  High performance computing service fees are fees from GPU marketplace aggregators where these GPUs are listed and will vary based on the market demand in connection with the revenue from high performance computing hosting. The service fees were $2.2 million for the current period compared to $1.6 million for the prior period.
  Depreciation was $108.5 million for the current period compared to $60.3 million in the prior period. The increase was mainly attributable to additions as the Company expanded its fleet of ASIC machines in Paraguay in fiscal 2026.

Gross operating margin and gross loss:

  The gross operating margin from digital currency mining was $46.7 million in the current period compared to $54.0 million in the prior period. Gross operating margin is directly impacted by digital currency prices and the network difficulty level, which in turn as impacts revenue from mining operations. The decrease in the gross margin is mainly due to the results of the above-mentioned items under revenue and cost of sales.
  The gross operating margin from high-performance computing hosting was $7.7 million in the current period compared to $4.3 million in the prior period. The increase in the gross margin is mainly due to the results of the items noted above under revenue and cost of sales.

  The gross loss was $54.2 million in the current period compared to gross loss of $2.1 million in the comparative prior period. The increase in the gross loss is mainly due to the results of the above noted items under revenue and cost of sales.

Revaluation of digital currencies:

  The Company recognized an unrealized gain on revaluing its digital currencies of $1.9 million compared to an unrealized gain of $6.2 million in the prior comparative period as a result of the movement in the Bitcoin price over the period and the size of the Company's Bitcoin holdings. The Company mainly holds Bitcoin as a digital currency. During the prior period ended, the price of Bitcoin increased from an average price of $85,138 in March 2025 to $112,980 in September 2025 whereas during the current period ended the price of Bitcoin increased from an average price of $69,447 in March 2026 to $80,308 in September 2026.
  In addition, the Company disposed of digital currencies with total gross proceeds of $140.8 million during the current period. Of this amount, $135.8 million represented cash proceeds, while the remaining $5.0 million (representing 46 Bitcoin) was used as non-cash consideration for deposits on mining equipment. The Company recognized a realized gain of $2.6 million on these disposals. In the prior comparative period, the Company disposed of digital currencies with a total gross value of $325.8 million during the comparative period. Of this amount, $123.9 million represented cash proceeds, while the remaining $201.8 million (representing 2,079 BTC) was used as non-cash consideration for equipment deposits with Bitmain. The Company recognized a realized gain of $21.5 million on the gross disposal amount of $325.8 million.

Other items:

  General and administrative expenses were $19.7 million in the current period compared to $13.6 million in the prior period. Professional, advisory and consulting expenses increased by $1.0 million; office, administration and regulatory increased by $6.9 million, primarily due to $6.0 million of straight-line lease expense associated with the Merritt facility, which is being recognized in general and administrative expenses as the operations at the underlying data center are not yet in commercial operation; marketing increased by $0.1 million; and management fees, salaries, and wages decreased by $1.8 million.
  Foreign exchange loss was $3.8 million in the current period compared to a gain of $3.5 million in the prior period due to the movement in exchange rates. The Company operates in multiple jurisdictions and is exposed to foreign currency fluctuations.
  Share based compensation expense was $15.7 million in relation to the options and restricted share units vested in the period compared to $11.2 million in the prior comparative period. The increase is mainly due to RSU grants issued during the current period.
  Unrealized gain on investments was $0.4 million compared to an unrealized loss of $0.1 million in the prior period.  The Company holds several investments some of which are traded in the active markets which fluctuate from time to time in value.
  Change in fair value of derivatives was a loss of $14.4 million compared to a gain of $14.2 million in the prior period, comprised of three distinct derivative components as follows:
  The Company transferred Bitcoin as a deposit on equipment and received options to buy back the Bitcoin. These options were measured at fair value on the issuance dates. The derivative component is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $0.5 million on these Bitcoin options, as opposed to a gain of $17.5 million in the prior comparative period.

  The Company's warrant liability derivative is similarly re-valued each reporting period using the Black-Scholes option pricing model, resulting in a loss of $0.1 million on the warrant liability, as opposed to a loss of $3.3 million in the prior comparative period.
  The Company entered into capped call transactions in connection with the April and June 2026 convertible note offerings. The capped call transactions are treated as a derivative asset measured at fair value. The capped call is re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $13.7 million on the capped call component.
  Non-cash impairment on equipment was $31.2 million in the current period compared $nil in the prior period. The Company determined that indicators of impairment existed for its equipment due to the depressed mining economics, specifically the volatility of Bitcoin throughout the current period. The Company noted that the carrying value exceeded the recoverable amount of its mining equipment and recorded a non-cash impairment charge.
  Non cash provision for regulatory liabilities was $84.5 million in connection with the Company's ongoing dispute with the STA against the Company's Bikupa subsidiaries, following adverse Court of Appeal judgments that led management to conclude a loss is now probable. There was no comparable charge in the prior period. The provision covers all VAT periods through June 30, 2026, and comprises disputed input VAT of $75.1 million, tax supplements of $1.7 million and interest of $7.7 million.
  Provision on sales tax receivable was $nil compared to $1.4 million the prior period. During the prior comparative period, the Company received sales tax credits totaling $1.4 million connected to sales tax filing periods between July 2024 to March 2025.
  Loss on equipment sales was $0.9 million compared to a gain of $1.4 million in the prior period. The Company disposes of older-generation ASIC mining equipment and legacy GPU cards that are nearly or fully depreciated as opportunities arise to upgrade its data center equipment.
  Other income was $2.4 million in the current period compared to $0.4 million in the prior period.
  Finance expense was $2.9 million in the current period compared to $0.6 million in the prior period.  This includes interest for finance lease, loans payable, mortgage payable and the term loan. The increase was mainly a result of interest on finance leases of $1.3 million, interest on mortgage payable of $0.5 million in connection with the real property acquisitions in Ontario, Canada in calendar 2026, and an increase of $0.4 million in interest on convertible notes, including the convertible notes issued in April and June 2026.
  Tax expense was $1.7 million in the current period compared to an expense of $1.7 million in the prior period. The Company incurs tax expense as result of taxable income in its operations in Sweden, Paraguay and Canada after the use of its tax attributes within those jurisdictions.

CONSOLIDATED BALANCE SHEET

	September 30,	March 31,
(in thousands)	2026	2026
Cash	$138,990	$23,113
Amounts receivable and prepaids	18,645	15,566
Investments	11,018	9,741
Derivative asset	22,082	606
Digital currencies	22,622	10,822
Plant and equipment	390,649	480,476
Long term receivable	1,289	2,147
Deposits, net of provision	148,024	53,579
Right of use asset	104,367	43,096
TOTAL ASSETS	$857,686	$639,146

Accounts payable and accrued liabilities	$29,409	$27,045
Provision for regulatory liabilities	84,473	-
Current portion of lease liability	15,796	12,368
Current portion of mortgage payable	162	143
Term loan	1,202	2,038
Current portion of loans payable	1,460	1,460
Warrant liability	555	413
Current income tax liability	4,734	10,968
Convertible loan - liability component	235,253	-
Loans payable	9,229	9,497
Lease liability	92,632	31,212
Mortgage payable	18,325	14,348
Deferred tax liability	-	295
TOTAL LIABILITIES	$493,230	$109,787

The increase is mainly attributable to interest income on cash holdings from the April and June 2026 convertible notes.

The following is a summary of key balance sheet items:

Cash and cash equivalents

  Cash and cash equivalents as at September 30, 2026, was $139.0 million, an increase of $115.9 million from $23.1 million at March 31, 2026. Please see the section titled "Liquidity and Capital Resources" below for details on changes in cash.

Amounts receivable and prepaids

  Amounts receivable and prepaids increased by $3.1 million during the current period as a result of an increase in trade accounts receivable due to timing of collections.

Investments

  The Company holds a number of investments some of which are traded in active markets.  As a result, these investments fluctuate in value from time to time. Investments increased by $1.3 million during the current period to $11.0 million, mainly due to an unrealized mark to market gain of $0.4 million, additions of $0.4 million and foreign exchange of $0.5 million. In the current period, the Company purchased $0.4 million of investment holdings and did not dispose of any investment holdings.

Digital currencies

  Digital currencies at September 30, 2026 mainly consisted of 269 Bitcoin (March 31, 2026 - 150 Bitcoin). The increase of $11.8 million was mainly due to the increase in Bitcoin held at period end and a higher Bitcoin price of $83,209 compared to Bitcoin price of $70,747 at March 31, 2026.

Property, plant and equipment

  Property, plant and equipment decreased by $89.8 million during the current period, primarily due to depreciation of $105.6 million and impairment of $31.2 million, partially offset by additions of $48.8 million comprised of land of $26.4 million, equipment of $5.2 million and buildings and leasehold improvements of $17.2 million. The remainder of the change is due to foreign exchange and the disposal of equipment.

Long term receivable

  Long term receivable decreased by $0.9 million during the current period and consists of value added tax receivables that are considered to be long term in connection with timing of the receipt of these input taxes.

Derivative asset

  The Company carries derivative assets consisting of derivative from options to repurchase Bitcoin from deposits on equipment paid via Bitcoin and derivative from capped call transactions in connection with the April and June 2026 convertible notes.

  The Company entered into certain equipment purchase agreements to provide the Company with the right to pay for the equipment deposit using Bitcoin and if the Company chose to do so it would receive the right to repurchase the Bitcoin in the future for a fixed price. During the current period, the Company transferred 46 Bitcoin as deposits on equipment and received options to buy back the Bitcoin, resulting in additions to the derivative asset of $0.2 million.  The options were initially measured at fair value on various issuance dates during the current period using the Black-Scholes option pricing model. No options were exercised during the current period.  The options are re-valued each reporting period.  The derivative asset decreased by $0.3 million during the current period to $0.3 million at September 30, 2026 (March 31, 2026 - $0.6 million).
  The Company entered into capped call transactions in connection with the April and June 2026 convertible note offerings. The Company paid a total of $35.5 million towards capped call transactions which are treated as a derivative asset measured at fair value. The capped calls are re-valued each reporting period using the Black-Scholes option pricing model and as a result the Company recognized a loss of $13.7 million on the capped call component resulting in a period ended balance of $21.8 million.

Deposits

  Deposits mainly consist of deposits with energy suppliers and equipment deposits which increased by $94.4 million during the current period.  The increase is mainly due to an increase in equipment deposits in connection with equipment advances towards GPUs equipment procurements.

Right of use assets

  Right of use assets increased by $61.3 million during the current period, mainly due to a new operating lease for a data centre located in British Columbia, Canada. The lease has a 10 year term and was recognized as an operating lease on commencement, increasing right of use assets by $69.3 million. The increase was partially offset by amortization of $4.3 million on operating leases and $2.9 million on finance leases, and foreign exchange.

Accounts payable and accrued liabilities

  Accounts payable and accrued liabilities increased by $2.4 million during the current period due to the normal course of operations, due to the timing of billings and payments.

Provision of regulatory liabilities

  The significant addition is the $84.5 million non-cash provision in connection with the Company’s ongoing dispute with the STA against the Company’s Bikupa subsidiaries, following adverse Court of Appeal judgments that led management to conclude a loss is now probable. The provision covers all VAT periods through June 30, 2026, and comprises disputed input VAT of $75.1 million, tax supplements of $1.7 million and interest of $7.7 million.

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
  The Atlantic Term Loans decreased by $0.8 million as a result of the repayment of principal and interest amounts during the current period.

  On April 21, 2025, the Company received a covenant amendment from its lender in relation to the Atlantic Term Loans maintained by HIVE Atlantic Datacentres Ltd.  The lender formally withdrew the minimum working capital ratio of 1.2 to 1 and the maximum long-term debt to tangible net worth ratio of 2 to 1, leaving the only remaining covenant of minimum debt service coverage ratio of EBITDA of 1.5 to 1.  As at September 30, 2026, HIVE Atlantic Datacentres Ltd. was in compliance with the amended required debt service coverage ratio covenant.

Warrant liability

  As part of the change in the functional currency of HIVE Digital Technologies Ltd. from the Canadian dollar to the U.S. dollar during the year ended March 31, 2025, all of the Company's issued and outstanding warrants were reclassified from equity to liability.  The warrants have strike prices denominated in Canadian dollars and are not indexed to the Company's stock because of the change in functional currency.  The warrant is re-valued each reporting period.  As at September 30, 2026, the warrant liability was re-valued at $0.6 million using the Black-Scholes option pricing model. The increase was $0.1 million and the key input change in the pricing model was stock price. There were 2,875,000 warrants outstanding at both September 30, 2026 and March 31, 2026, with a weighted average exercise price of C$6.00.

Current income tax liability

  The Company's current income tax liability decreased by $6.2 million during the current period to $4.7 million at September 30, 2026, reflecting income tax payments made during the current period net of current tax expense on taxable income in its operations in Sweden, Paraguay and Canada.

Convertible loan

  During the current period, the Company issued convertible notes with an aggregate face value of $245 million, comprised of $115 million issued in April 2026 and $130 million issued in June 2026. The liability components recognized on issuance were $110.0 million and $124.7 million, respectively, and accretion and interest of $0.7 million was recognized during the current period. As at September 30, 2026, the convertible loan balance was $235.3 million, all of which is classified as non-current.

Loans payable

  The Company incurred a loan as part of the sale of the net assets of Boden Technologies AB.  The loan facility bears interest at the Swedish government borrowing rate plus 1% per annum and has a maturity date of December 31, 2035.  The balance decreased by $0.3 million during the current period, as foreign exchange of $0.6 million was offset by interest accrued of $0.3 million. No principal was repaid during the current period.

Lease liability

  Lease liabilities increased by $64.8 million during the current period, mainly due to the recognition of the Bell Merritt British Columbia data centre operating lease of $66.3 million and interest accretion of $5.6 million, partially offset by lease payments of $8.2 million and foreign exchange and other movements.

Mortgage payable

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

  Total mortgage payable increased by $4.0 million during the current period mainly as a result of the additional mortgage partially net of repayments of $0.4 million in interest and foreign exchange.

Deferred tax liability

  The Company's deferred tax liability decreased by $0.3 million during the current period to a nominal amount at September 30, 2026 as a result of the changes in the tax attributes and balances within the jurisdictions for the operational subsidiaries in which they operate.

RECONCILIATIONS OF NON-GAAP FINANCIAL PERFORMANCE MEASURES

The Company has presented certain non-GAAP measures in this report.  Specifically, the Company has presented "Gross Operating Margin," "Gross Mining Margin," "Gross Compute Margin," "EBITDA," and "Adjusted EBITDA" (all as further described below). HIVE's Board of Directors and management use non-GAAP financial measures to supplement GAAP metrics to provide a more complete understanding of the factors and trends affecting the Company, and to better understand the Company's core operating results across fiscal reporting periods. The Company believes that, while not a substitute for GAAP measures, these measures provide investors with (i) an improved ability to evaluate the underlying performance of the Company and (ii) greater transparency of the key performance metrics used by management with respect to operational and financial decision making.

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

The following table provides illustration of the calculation of the gross operating margin for the last five quarters:

Calculation of Gross Operating Margin: (in thousands)	Q2 2027	Q1 2027	Q4 2026	Q3 2026	Q2 2026

Revenue (1)	$84,882	$79,120	$71,816	$93,111	$87,253
Less:
Operating and maintenance costs:	(53,556)	(53,877)	(53,597)	(60,084)	(44,065)
HPC service fees:	(1,124)	(1,055)	(689)	(883)	(784)
Gross Operating Margin	$30,202	$24,188	$17,530	$32,144	$42,404

Gross Operating Margin %	36%	31%	24%	35%	49%

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

The following table provides illustration of the calculation of the gross mining margin for the last five quarters:

Calculation of Gross Mining Margin: (in thousands)	Q2 2027	Q1 2027	Q4 2026	Q3 2026	Q2 2026

Revenue from digital currency mining	$76,038	$72,060	$67,174	$88,225	$82,073
Less:
Mining operating and maintenance costs:	(50,361)	(51,000)	(51,334)	(57,785)	(42,076)
Gross Mining Margin	$25,677	$21,060	$15,840	$30,440	$39,997

Gross Mining Margin %	34%	29%	24%	35%	49%

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

The following table provides illustration of the calculation of the gross HPC margin for the last five quarters:

Calculation of Gross HPC Margin: (in thousands)	Q2 2027	Q1 2027	Q4 2026	Q3 2026	Q2 2026

High-performance computing	$8,844	$7,060	$4,642	$4,886	$5,180
Less:
HPC operating and maintenance costs:	(3,195)	(2,877)	(2,263)	(2,299)	(1,989)
HPC service fees:	(1,124)	(1,055)	(689)	(883)	(784)
Gross HPC Margin	$4,525	$3,128	$1,690	$1,704	$2,407

Gross HPC Margin %	51%	44%	36%	35%	46%

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

The following table provides illustration of the calculation of EBITDA and Adjusted EBITDA for the last five quarters:

Calculation of EBITDA & Adjusted EBITDA: (in thousands)	Q2 2027	Q1 2027	Q4 2026	Q3 2026	Q2 2026
Net loss (1)	(78,701)	(142,907)	(76,340)	(91,327)	(15,797)
Add the impact of the following:
Finance expense	1,544	1,336	411	299	328
Depreciation	54,863	53,678	52,702	57,420	38,292
Tax expense	167	1,575	1,703	496	1,019
EBITDA	(22,127)	(86,318)	(21,524)	(33,112)	23,842
Change in fair value of derivatives	7,312	7,062	5,307	31,571	2,264
Non-cash impairment of equipment	31,187	-	-	-	-
Non-cash provision for regulatory liabilities	(177)	84,650	-	-	-
Provision on sales tax receivables	-	-	-	(1,548)	-
Impairment of receivable on sale of subsidiary	-	-	-	1,816	-
Gain on sale of mining assets	(16)	960	-	-	(48)
Share-based compensation	8,628	7,082	7,237	6,998	5,472
Adjusted EBITDA	24,807	13,436	(8,980)	5,725	31,530

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

As at September 30, 2026, the Company had working capital of $75.6 million (March 31, 2026 - working capital balance of $5.4 million).

• The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the six month period ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$12,197	(384)
Net cash used in investing activities	(136,026)	(108,101)
Net cash provided by financing activities	239,281	107,328
Effects of exchange rate changes on cash	425	425
Net change in cash during the period	115,877	(732)
Cash
Beginning of the period	23,113	23,375
End of the period	$138,990	22,643

Operating Activities

Net cash provided by operating activities was $12.2 million in the current period compared to net cash used in operating activities of $0.4 million in the prior comparative period, an increase of $12.6 million.  The increase was primarily attributable to a smaller increase in amounts receivable and prepaids of $2.2 million compared to $41.7 million in the prior period, partially offset by a $5.9 million decrease in accounts payable and accrued liabilities compared to a $12.8 million increase in the prior period.

Investing Activities

Net cash used in investing activities was $136.0 million in the current period compared to $108.1 million in the prior comparative period, an increase of $27.9 million. This increase was primarily due to equipment deposits of $91.0 million (prior period - $10.9 million) and purchases of land of $22.0 million (prior period - $nil), as investing activity in the current period focused on expanding the Company's high-performance computing business. This was partially offset by lower purchases of equipment of $18.0 million compared to $64.8 million in the prior period, following the completion of the Company's 300MW expansion in Paraguay during fiscal 2026.

Financing Activities

Net cash provided by financing activities was $239.3 million in the current period compared to $107.3 million in the prior comparative period, an increase of $132.0 million. The increase was primarily driven by net proceeds of $199.0 million from the issuance of the April and June 2026 exchangeable senior notes, with no comparable issuance in the prior period. This was partially offset by lower net proceeds from share offerings of $41.6 million in the current period compared to $139.2 million in the prior period, as well as the absence of the $31.0 million acquisition loan repayment that occurred in the prior period.

As at September 30 , 2026, the contractual maturities of financial and other liabilities, including estimated interest payments, are as follows:

	Contractual
(in thousands)	cash flows	within 1 year	1 to 3 years	3 to 5 years	5+ years
Accounts payable	$28,909	$28,909	$-	$-	$-
Term loan	1,202	1,202	-	-	-
Lease commitments - operating	132,065	11,454	27,206	28,115	65,290
Lease commitments - finance	31,362	11,404	19,958	-	-
Mortgage payable	20,500	1,100	19,400	-	-
Loans payable and interest	12,786	1,450	2,787	2,635	5,914
Convertible notes	245,000	-	-	245,000	-
Total	$471,824	$55,519	$69,351	$275,750	$71,204

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

SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2026, BUZZ Alpha Cloud Inc., an indirect wholly owned subsidiary of the Company, entered into a Loan and Security Agreement with an institutional lender. The agreement provides a credit facility of approximately $128.9 million (the "Facility"). The Company will use the Facility to buy NVIDIA GB200 GPUs and related infrastructure for a three-year fixed-term customer contract.

The Facility has a fixed interest rate of 9.0% per year and a three-year term. Principal and interest are repaid over the life of the loan in equal monthly payments. At the end of the term, the Company will own the GPUs outright with no residual payment.

The Facility is secured by the GPUs and related assets of BUZZ Alpha Cloud Inc. BUZZ High Performance Computing Inc. (“BUZZ HPC”), the parent of BUZZ Alpha Cloud Inc., has given a limited recourse guarantee and has pledged its shares of BUZZ Alpha Cloud Inc. to the lender. BUZZ HPC is not otherwise liable under the Facility. The Facility includes customary terms and covenants, including a required debt-service coverage ratio.

After deducting a 1.5% agent fee and estimated escrow interest, the lender is depositing net proceeds of approximately $125.4 million into a third-party escrow account. The funds will be released to the equipment supplier when the equipment is accepted, and loan repayments will start at that time.

Subsequent to the period ended September 30, 2026, Buzz High Performance Computing Holdings AB (formerly Bikupa Holdings AB), a wholly owned subsidiary, completed a share purchase agreement with Bodens Utveckling AB.  Under the agreement, the Company purchased all shares of a newly formed Swedish Company that owns the Boden datacentre property and land.  The Company has leased and operated this data centre since 2018. The Company paid SEK 99.4 million (approximately US $10.1 million) in consideration for the acquisition.  With this acquisition, the Company now owns the Boden data centre, and the existing lease with Bodens Utvecklings AB has ended. The Company expects to account for the transaction as an asset acquisition.

Subsequent to the period ended September 30, 2026, the Company issued 125 common shares under the RSU plan upon the exercise of restricted share units.

Subsequent to the period ended September 30, 2026, the Company issued 751,937 November 2025 ATM Shares pursuant to the November 2025 ATM Equity Program for gross proceeds of $1.6 million.  The November 2025 ATM shares were sold at prevailing market prices for an average price per November 2025 ATM Share of $2.07 (C$2.91). Pursuant to the November 2025 Equity Distribution Agreement, a cash commission of $47 thousand on the aggregate gross proceeds raised was paid to the Agents in connection with its services under the November 2025 Equity Distribution Agreement.

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

As of September 30, 2026, we held 269 Bitcoin. Based on a fair value of approximately $83,209 per Bitcoin, the aggregate fair value of these holdings as of September 30, 2026, was approximately $22.4 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 16 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. See "Risk Factors-Risks Related to Taxation" in the Annual Report.

Item 1A. Risk Factors

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and our Quarterly Reports on Form 10-Q, except for the risk factor noted below.

Increasing political and regulatory scrutiny of data center development could delay, prevent, or restrict the development and operation of our data centers, increase our costs, and adversely affect our business.

The development and operation of data centers, including facilities supporting high-performance computing, AI, and cryptocurrency-related services, have increasingly drawn political, regulatory, and public scrutiny due to concerns regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, effects on consumer utility rates, noise, and the perceived limited benefit relative to the resources consumed. In response, governmental authorities have adopted or are considering moratoria, restrictions on electrical capacity allocation, increased utility rates, enhanced permitting requirements, and other restrictive measures on data center development and operations. For example, in August 2026, the Town of Oakville, the location of our planned AI factory, imposed a one-year moratorium on new data center development while it studies the related planning and infrastructure implications, which ultimately may have implications on the timeline of our project which may, as a result, be delayed or negatively affected.

In Québec, the provincial government directed the Régie de l’énergie to consider economic, social, and environmental concerns when setting new electricity rates for data centers. In response, Hydro-Québec proposed a new rate for large data centers and a modified rate for cryptocurrency service related facilities, both of which, if approved, would significantly exceed current rates. We have challenged these increases in Court, arguing that they exceed the government’s statutory authority and encroach on the Régie de l’énergie’s exclusive jurisdiction to set reasonable electricity rates. Although the Court ruled in our favor in October 2026, Hydro-Québec may continue to pursue the proposed rate hikes at the Régime de l'énergie. Separately, Ontario regulators are considering a distinct rate class for new data centers intended to make such centers bear the full cost of their electricity rather than shifting the burden onto taxpayers. While these proposals remain subject to regulatory proceedings and legal challenges, they are illustrative of growing political and public opposition to the industries in which we operate.

Similar measures could be adopted in other jurisdictions where we currently operate or may seek to operate, and the scope and impact of any resulting regulatory framework in Ontario, Québec, and beyond remains uncertain. There can be no assurance that electricity rates, power allocations, governmental approvals, or other conditions necessary for the development and continued operation of our data centers will remain available on commercially reasonable terms, or at all. Increased energy costs, restrictions on available electricity, delays in obtaining approvals, or limitations on data center development or operation could materially increase our operating expenses, delay or prevent planned facilities, reduce the economic viability of existing or proposed operations, or otherwise adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 arrangement" as defined in Item 408(c) of Regulation S-K.

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

Dated: November 9, 2026

	By:	/s/ Darcy Daubaras
Darcy Daubaras, Authorized Signatory and
Principal Financial Officer